Form 10-Q
period 2015-06-30
Vodka Brands Corp
filed 2015-08-21
CIK 1620053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended: June 30, 2015

Commission File Number: 333-205398

Vodka Brands, Corp

(Exact name of registrant as specified in its charter)

Pennsylvania	46-5551820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

    Vodka Brands, Corp

554 33rd Street

Pittsburgh, PA 15201

Tel: (412) 681-7777

 (Address of principal executive offices)(Zip Code)

 Tel: (412) 681-7777

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, we had 11,300,333 shares of common stock, $0.00 par value, outstanding.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014 (unaudited)

F-2

Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2015 and for the period

April 17, 2014 (Inception) through December 31, 2014

F-3

Unaudited Condensed Statement of Changes in Stockholders' Equity for the six months ended June 30, 2015

F-4

Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2015 and for the period

April 17, 2014 (Inception) through December 31, 2014

F-5

Unaudited Notes to Condensed Financial Statements

F-6

VODKA BRANDS CORP

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2015	December 31, 2014

Assets

Current assets:
Cash	$ 30,153	$ 129,008
Accounts receivable, net	26,235	7,155
Prepaid rent and consulting fees	13,624	16,750
Inventory	122	8,690
Advances on inventory	72,610	-
Total current assets	142,744	161,603

Property, plant and equipment
Office equipment	931	-
Less: accumulated depreciation	(47)	-
Total property, plant and equipment	884	-

Other assets, net
Trademarks	1,125	1,125
Accumulated amortization	(900)	(844)
Total other assets, net	225	281

Total assets	$ 143,853	$ 161,884

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 2,885	$ 1,501
Accounts payable - related party	8,091	6,359
Accrued expenses	1,984	1,394
Total current liabilities	12,960	9,254

Commitments and contingencies

Stockholders' equity
Common stock, no par value, 100,000,000 shares authorized;
11,300,333 and 11,457,320 shares issued and outstanding
at June 30, 2015 and December 31, 2014, respectively	307,465	252,765
Treasury Stock, 363,167 shares at June 30, 2015	(20,000)	-
Subscription receivable	(16,000)	(31,000)
Accumulated deficit	(140,572)	(69,135)
Total stockholders' equity	130,893	152,630
Total liabilities and stockholders' equity	$ 143,853	$ 161,884

See accompanying notes to condensed financial statements.

VODKA BRANDS CORP

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

				April 17, 2014
	Three months ended		Six months ended	(Inception)
	June 30,		June 30,	through June 30,
	2015	2014	2015	2014
Sales	$ 7,155	$ 9,540	$ 19,080	$ 9,540
Cost of sales	4,721	6,213	12,250	6,213
Gross profit	2,434	3,327	6,830	3,327

Operating expenses

Selling expenses
Promotional expenses	2,724	-	6,724	-
Advertising expenses	3,650	500	4,750	500
Total selling expenses	6,374	500	11,474	500

General and administrative expenses
Depreciation and amortization expense	75	23	103	23
Compensation expense	2,700	-	2,700	-
Professional fees	30,448	16,000	40,592	16,000
Consulting fees	13,000	-	18,333	-
Office expenses	932	131	1,565	131
Office rent	2,000	-	3,500	-
Total general and administrative expenses	49,155	16,154	66,793	16,154

Total operating expenses	55,529	16,654	78,267	16,654
Loss from operations before provision for income taxes	(53,095)	(13,327)	(71,437)	(13,327)
Provision for income taxes	-	-	-	-
Net loss	$ (53,095)	$ (13,327)	$ (71,437)	$ (13,327)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Basic and diluted weighted average common shares outstanding	11,364,382	10,464,210	11,422,962	10,464,210

See accompanying notes to condensed financial statements.

VODKA BRANDS CORP

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Treasury stock				Total
	(no Par Value)		(no Par Value)		Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	receivable	deficit	equity
Balance at December 31, 2014	11,457,320	$ 252,765	-	$ -	$ (31,000)	$ (69,135)	$ 152,630

Issuance of 153,333 shares of
common stock	153,333	46,000	-	-	-	-	46,000

Issuance of 33,847 shares of
common stock for consulting and
professional services	33,847	3,000	-	-	-	-	3,000

Issuance of 10,000 shares of
common stock for rent	10,000	3,000	-	-	-	-	3,000

Issuance of 9,000 shares of
common stock for compensation	9,000	2,700	-	-	-	-	2,700

Repurchase of 363,167 shares of
common stock	(363,167)	-	363,167	(20,000)	-	-	(20,000)

Collections on subscription receivable	-	-	-	-	15,000		15,000

Net Loss	-	-	-	-	-	(71,437)	(71,437)

Balance at June 30, 2015 (unaudited)	11,300,333	$ 307,465	363,167	$ (20,000)	$ (16,000)	$ (140,572)	$ 130,893

See accompanying notes to condensed financial statements.

VODKA BRANDS CORP

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

		April 17, 2014
	Six months ended	(Inception)
	June 30,	through June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$ (71,437)	$ (13,327)
Adjustments to reconcile net loss to net cash used by operating activities:
Prepaid rent and consulting expense paid with common stock	12,126	-
Stock-based compensation	2,700	-
Depreciation and amortization expense	103	23
Changes in operating assets and liabilities:
Increase in accounts receivable	(19,080)	(9,540)
Increase in prepaid expenses	(3,000)	(5,796)
Decrease (increase) in inventory	8,568	(16,034)
Increase in advances on inventory	(72,610)	-
Increase in accounts payable	1,384	-
Increase in accounts payable - related party	1,732	25,502
Increase in accrued expenses	590	-
Net cash used in operating activities	(138,924)	(19,172)
Cash flows from investing activities:
Purchase of fixed assets	(931)	-
Net cash used in investing activities	(931)	-
Cash flows from financing activities:
Payments received on subscription receivable	15,000	-
Proceeds from issuance of common stock	46,000	25,100
Purchase of treasury stock	(20,000)	-
Net cash provided by financing activities	41,000	25,100

Net (decrease) increase in cash	(98,855)	5,928

Cash, at beginning of period	129,008	-

Cash, at end of period	$ 30,153	$ 5,928

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Common stock issued for trademarks	$ -	$ 365

Non-cash financing activities:
Common stock issued for consulting and rent	$ 6,000	$ -
Common stock issued for legal services	-	10,000
Common stock issued for subscription receivable	-	7,000
Common stock issued for compensation	2,700	-

See accompanying notes to condensed financial statements.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Interim Condensed Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three-months and six-months ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any period thereafter. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our annual report on Form S1/A for the period April 17, 2014 (Inception) through December 31, 2014, filed with the Securities and Exchange Commission on August 6, 2015.

Note 2 - Organization and Business

Vodka Brands Corp (the “Company”) was incorporated on April 17, 2014 (Inception) as a Pennsylvania corporation with a year-end of December 31. The Company is primarily engaged in the import and distribution of alcoholic beverages. From Inception through March of 2015, the Company imported its alcoholic beverages through a related party. The Company obtained its own import license in April 2015. The Company distributes in the United States. Its products are primarily sold to wholesale distributors as well as state alcohol beverage control agencies.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in U.S. dollars and are prepared in accordance with U.S. GAAP.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company's significant accounting policies are those that are both most important to the Company's financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may materially vary from these estimates. Significant estimates include the allowance for doubtful accounts, valuation of trademarks and the useful life of fixed assets.

Revenue Recognition

The Company recognizes revenue when the customer takes ownership of the applicable goods and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of a sale exists and the sales price is fixed or determinable. For the Company, title passes when goods are shipped.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, accounts payable, and accrued expenses and approximate their fair value due to the short maturities of those instruments.

Cash

The Company maintains its cash in non-interest bearing accounts at various banking institutions that are insured by the Federal Deposit Insurance Company up to $250,000.  The Company’s deposits may, from time to time, exceed the $250,000 limit; however, management believes that there is no unusual risk present, as the Company places its cash with financial institutions which management considers being of high quality.

Accounts Receivable

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on management’s experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The allowance for doubtful accounts was $0 as of June 30, 2015 and December 31, 2014. The Company does not have any off-balance-sheet credit exposure related to its customers. Collections on accounts receivable previously written off are included in income as received.

Inventory

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if they are below cost. Management regularly evaluates the composition of the Company’s inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

Advances on inventory

Advances on inventory are stated at cost and represent payment to an independent third party manufacturer for the manufacturing of its alcoholic beverage. The manufacturing of the alcoholic beverage has not been completed as of the balance sheet date.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Property, plant and equipment

Property, plant and equipment, are stated at cost less depreciation and amortization. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of property, plant and equipment is calculated based on cost, less their estimated residual value, if any, using the straight-line method over their estimated useful lives.

The net book value related to this property, plant and equipment was the following:

	June 30, 2015	December 31, 2014
(unaudited)

Cost	$ 931	$ -
Accumulated depreciation	(47)	-
Total trademarks, net	$ 884	$ -

Depreciation of the assets are as follows:

April 17, 2014
	Three months ended		Six months ended	(Inception)
	June 30,		June 30,	through June 30,
	2015	2014	2015	2014
Depreciation	$ 47	$ -	$ 47	$ -

The estimated useful lives of the assets are as follows:

Office equipment and furniture     3-5 years

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Trademarks

Trademarks represent the trade names contributed by the founder through his wholly owned company Trademark Holdings, LLC. The four trademarks are Blue Diamond, Diamond Girl, Blue Crystal and White Crystal. Trademarks are initially measured at the carryover basis of the founder. Amortization of the trademarks is calculated based upon cost using a straight-line method over their estimated useful lives from registration and are stated at a historical cost.

The net book value related to these trademarks was the following:

	June 30, 2015	December 31, 2014
(unaudited)

Cost	$ 1,125	$ 1,125
Accumulated amortization	(900)	(844)
Total trademarks, net	$ 225	$ 281

Amortization expense related to these trademarks was the following:

April 17, 2014
	Three months ended		Six months ended	(Inception)
	June 30,		June 30,	through June 30,
	2015	2014	2015	2014
Amortization	$ 28	$ 23	$ 56	$ 23

The Company did not incur costs to renew or extend the term of the trademarks during the periods ending March 31, 2015 and December 31, 2014. The future cash flows of the Company are significantly affected by the Company’s ability to renew the trademarks with the United States Patent and Trademark Office.

The estimated useful lives of the assets are as follows:

Trademarks    10 years

The estimated amortization expense is as follows:

     For the year ended December 31, 2015                                                          $112

     For the year ended December 31, 2016                                                          $112

     For the year ended December 31, 2017                                                          $  57

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) ASC 360, Long-Lived Assets, such as property, plant and equipment and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company determined that there was no impairment at June 30, 2015 and December 31, 2014.

Advertising and Promotional Costs

The Company expenses advertising and promotional costs as incurred or the first time the advertising or promotion takes place, whichever is earlier, in accordance with the FASB ASC 720, Other Expenses.  Advertising and promotional costs were the following:

				April 17, 2014
	Three months ended		Six months ended	(Inception)
	June 30,		June 30,	through June 30,
	2015	2014	2015	2014
Promotional	$ 2,724	$ -	$ 6,724	$ -
Advertising	3,650	500	4,750	500
Total	$ 6,374	$ 500	$ 11,474	$ 500

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, Research and Development. Research and development costs were the following:

April 17, 2014
	Three months ended		Six months ended	(Inception)
	June 30,		June 30,	through June 30,
	2015	2014	2015	2014
Research and development	$ -	$ -	$ -	$ -

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, (ASC 740) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC 740 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

The Company has an accumulated deficit and a loss from operations.  Realization of the net deferred tax asset is dependent upon taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred asset has been offset by a full valuation allowance.

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-270, Income Taxes - Interim Reporting. The Company has determined an estimated annual effective tax rate which will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260, Earnings per share. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the second quarter ended June 30, 2015 and 2014, six-months ended June 30, 2015 and for the period April 17, 2014 (Inception) through June 30, 2014.

Comprehensive Income

Net loss is the Company’s only component of comprehensive income or loss for the second quarter ended June 30, 2015 and 2014, six-months ended June 30, 2015 and for the period April 17, 2014 (Inception) through June 30, 2014.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value provisions of ASC 718, Compensation — Stock Compensation that requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock-based payments including stock options and restricted stock. This topic requires companies to estimate the fair value of the stock-based awards on the date of grant for options are issued to employees and directors. The Company uses a Black-Scholes valuation model as the most appropriate valuation method for pricing these options. Awards for consultants are accounted for under ASC 505-50, Equity Based Payments to Non-Employees. Any compensation expense related to consultants is marked-to-market over the applicable vesting period as they vest. There are customary limitations on the sale or transfer of the stock.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

The fair value of the common stock for compensation was the following:

				April 17, 2014
	Three months ended		Six months ended	(Inception)
	June 30,		June 30,	through June 30,
	2015	2014	2015	2014
Shares issued for compensation	9,000	-	9,000	-
Fair value per share	$ 0.30	$ -	$ 0.30	$ -
Compensation expense	$ 2,700	$ -	$ 2,700	$ -

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions.

All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810,Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company adopted this standard which did not have a material impact on the Company’s financial position, results of operations, or cash flows.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40). This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments contained in this ASU apply to all companies and not-for-profit organizations. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently assessing this ASU’s impact on the Company’s financial position, results of operations, and cash flows.

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective for the Company on January 1, 2018, however early adoption is permitted any time after the original effective date, which for us is January 1, 2017. We have not yet selected a transition method and are currently evaluating the impact of ASU 2014-09 on our condensed financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Reclassification

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Note 4 - Going Concern

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. For the six months ended June 30, 2015, the Company had a net loss of $71,437. As of June 30, 2015, the Company has an accumulated deficit of $140,572.  Due to the start-up nature of the Company, the Company expects to incur additional operating losses in the immediate future.  Given the operating loss and expected future operating losses, the Company’s ability to realize its assets and discharge its liabilities depends on its ability to generate cash from capital financing and generate future profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is planning on obtaining additional financing through the issuance of equity or debt. To the extent that the funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 5 - Common Stock

The Articles of Incorporation authorized Vodka Brands Corp to issue 100,000,000 shares of common stock with no par value.

Each share of our common stock entitles the holder to one (1) vote, either in person or by proxy, at meetings of shareholders.  The shareholders are not permitted to vote their shares cumulatively.  Accordingly, the holders of more than fifty percent (50%) of the total voting rights on matters presented to our common stockholders can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any such directors.  The vote of the holders of a majority of the holders entitled to vote on matters submitted to our common stockholders including of our preferred stock described below is sufficient to authorize, affirm, ratify, or consent to such act or action, except as otherwise provided by law.

In April 2014, 10,010,000 shares of common stock were issued to the initial founder as the consideration for assigning the company the title of trademarks, which were owned by a company wholly owned by the founder. The trademarks were valued at its net book value of $365. In addition, the founder purchased 90,000 shares for cash of $27,000 at $0.30 per share in April of 2014

From April 2014 through December 2014, 348,000 shares of common stock were issued for cash of $104,400 at $0.30 per share, of which $31,000 remained in subscription receivable as of December 31, 2014. An additional 500,000 shares of common stock were issued for cash of $90,000 at $0.18 per share.

From April 2014 through December 2014, 70,000 shares of common stock were issued for services rendered and rent. These 70,000 shares were valued at $0.30 per share. In April 2014, 439,320 shares of common stock were issued for legal services. These shares were valued at $10,000.

From January 2015 through  June 2015, 153,333 shares of the Company’s common stock were issued for cash of $46,000 at $0.30 per share.

From January 2015 through June 2015, 20,000 shares of common stock were issued for services and rent. These 20,000 shares were valued at $0.30 per share. An additional 23,847 shares of common stock were issued in connection with Hamilton & Associates Law Group, P.A. agreement.

The common shares issued for services and rent during the periods were immediately vested upon issuance. The service and rental period were for one year from the date of the agreements.

On March 7, 2015 the Company entered into an employment agreement with its Chief Executive Officer (“CEO”). Under the terms of the agreement, the CEO will earn 36,000 shares of common stock for his services annually. The agreement is effective April 1, 2015. From April 2015 through June 2015, 9,000 shares of common stock were issued as compensation. These 9,000 shares were valued at $2,700 of compensation at $0.30 per share.

In April 2015, the Company entered into an arrangement to repurchase 363,167 shares of common stock issued for legal services. The Company paid $20,000 for these shares. The shares are reflected by the Company as treasury stock.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Income Tax

The Company has operating losses that may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards, which expire beginning in the year 2034, are offset by a valuation allowance due to the uncertainty of profitable operations in the future.  The cumulative net operating loss carry forward as of June 30, 2015 was $30,840 and $14,935 as of December 31, 2014.  The U.S. federal statutory tax rate is 35.00%.

The significant components of the deferred tax assets are as follows:

Period ended
	June 30, 2015	December 31, 2014
(unaudited)

Loss carry forwards	$ (18,994)	$ (6,197)
Less: Valuation allowance	18,994	6,197
Total net deferred tax asset	$ -	$ -

The Company’s tax years open to examination will begin with the 2014 federal and state income tax returns. The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company has not recognized any interest or penalties for the underpayment of income taxes or unrecognized tax benefits.

A reconciliation of income taxes at the U.S. federal statutory rate to the effective tax rate for income taxes is as follows:

	Period ended
	June 30, 2015	December 31, 2014
	(unaudited)

Federal tax benefit at statutory rate	(35.00%)	(35.00%)
Non-deductible legal expenses	17.60%	27.44%
State tax benefit, net of federal benefits	(3.23%)	(1.40%)
Net changes in valuation allowance	20.63%	8.96%
Effective tax rate	0.00%	0.00%

Note 7 - Related Party Transactions

On April 20, 2014 the Company purchased its entire inventory from Beverage Brands, Inc. (“BBI”) which is wholly owned by the CEO, in the amount of $25,502. This amount represents the cost of the inventory to BBI.

In addition, BBI paid third parties for storage and administrative services on behalf of the Company. These amounts were charged to cost of sales. The total amount paid was $833 for the second quarter ended June 30, 2015 and $2,922 for the period April 17, 2014 (Inception) through December 31, 2014.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company owes $8,091 and $6,359 to this related party and these amounts are included in accounts payable - related party at June 30, 2015 and December 31, 2014, respectively.

See additional transactions with related parties in Note 3 and Note 9.

Note 8 - Concentrations

The Company’s revenues include one major customer, the Commonwealth of Pennsylvania, which accounted for 100% of revenues for the second quarter ended June 30, 2015 and 2014, six-months ended June 30, 2015 and for the period April 17, 2014 (Inception) through June 30, 2014. Outstanding accounts receivable from this customer amounted to the following:

	June 30, 2015	December 31, 2014
(unaudited)

Accounts receivable	$ 26,235	$ 7,155

The Company imports and distributes alcoholic beverages from one supplier which accounted for 100% of the Company’s purchases for the second quarter ended June 30, 2015 and 2014, six-months ended June 30, 2015 and for the period April 17, 2014 (Inception) through June 30, 2014.  All purchases require prepayment terms.  Accounts payable to this vendor amounted to $0 as of June 30, 2015 and December 31, 2014.

Note 9 - Commitments and Contingencies

Control by principal stockholder/officer

The CEO owns beneficially and in the aggregate, the majority of the common shares of the Company. Accordingly, the CEO has the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets.

Reliance on other parties and related parties

The Company currently is primarily engaged in the business of importing and distributing alcoholic beverages in the United States. However, from Inception through March 2015, the Company did not have a permit to import and distribute alcoholic beverages in the United States, nor did it have a permit to distribute alcoholic beverages within the United States.

The Company contracted with BBI, to import alcoholic beverages from Europe to the U.S. under BBI’s federal importing permit. Once imported, the inventory is stored in a bonded warehouse operated by a third party licensed by the federal government.

When the Company sells alcoholic beverages to its customer, the Pennsylvania Liquor Control Board, it uses a third party who has an alcoholic beverage sale permit in the U.S., to enter into purchase orders with the customer. The third party would not transact with the Company until the federal importing permit was obtained. Therefore, BBI acted as a conduit between the Company and the third party. There were no fees or expenses paid to or retained by BBI with regards to this arrangement.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

When the alcoholic beverage leaves the bonded warehouse, the Company retains a third party as a customer broker to process the paper work with United States Customs and advance the federal tax payment for the alcoholic beverage sold. Payment of the tax is due before the product leaves the bonded warehouse.

In April 2015, the Company obtained its own federal importing permit.

Note 10 - Subsequent Events

Subsequent events have been evaluated through August 19, 2015 which is the date the financial statements were available to be issued. Management did not identify any events requiring recording or disclosure in the financial statements for the six-month period January 1, 2015 through June 30, 2015, except as described below.

On July 7, 2015, the Company issued an additional 100,000 shares of its common stock to John J. Hadgkiss at a price of $0.18 per share or an aggregate of $18,000.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the unaudited financial condition and results of operations of Vodka Brands, Corp (“Vodka Brands”, the “Company”, “we”, and “our”) for the six months ended June 30, 2015, compared to 2014.  The following information should be read in conjunction with the interim financial statements for the period ended June 30, 2015 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our Business

We began operations on April 17, 2014 (Inception) and operate within the alcoholic spirit industry. Through our operations we oversee the manufacturing of our Blue Diamond Vodka and sell our product in the United States with hopes of expanding internationally. Currently, our only customer is the Pennsylvania Liquor Control Board.  We plan to continue to develop our trademarked name “Blue Diamond” brand as well as our other trademarked brands.

Our cash on hand as of June 30, 2015, is $30,153.

RESULTS OF OPERATIONS

Selected financial data:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales	$ 7,155	$ 9,540	$ 19,080	$ 9,540
Net loss	$ 53,095	$ 13,327	$ 71,437	$ 13,327
Shipments of vodka (bottles)	540	720	1,440	720

Net loss

We incurred a net loss of $71,437 for the six months ended June 30, 2015, and $13,327 for the period ended June 30, 2014.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through the sale of equity or debt securities.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Sales

We generated sales of $19,080 for period ended June 30, 2015 and $9,540 for the period from April 17, 2014 through June 30, 2014.

We have completed our second production run of 1,200 cases of Blue Diamond Vodka and received this product in July of 2015.  Production costs are similar to our initial production cost. The most significant variable in product cost in the future is expected to be currency exchange rates between the Euro and the US Dollar. Our European suppliers invoice in Euros. We do not believe that inflation had a material impact on us during the three-month period January 1, 2015 through June 30, 2015 and the period April 17, 2014 (Inception) through June 30, 2015.

We recognize revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured

With the introduction of Blue Diamond Vodka as a shelf item in the State of Pennsylvania last year, our sales are currently to the Pennsylvania Liquor Control Board and can be found in roughly forty of their stores. If we were to lose this customer, our operations would be materially impacted. However, we have the possibility to increase the number of stores in Pennsylvania, and much greater potential nationally, and internationally.

Cost of Goods Sold

Our cost of sales were $12,250 for six months ended June 30, 2015 compared to $6,213 for the six month period ended June 30, 2014. The $6,037 increase in our cost of sales was primarily due to increased quantities sold.

Our cost of sales for the three months ended June 30, 2015 were $4,721, compared with the sales of $6,213 for the three month period ended June 30, 2014. The decrease of $1,492 in our cost of sales for this period was primarily due to the difference in quantities sold between the two periods.

Gross profit

We expect to be able to maintain a gross profit margin of 30 to 40% on our product.  For the six-month period ended June 30, 2015 our gross profit margin was 35.8% and for the period April 17, 2014 (Inception) through June 30, 2014, our gross profit margin was 34.8%. We expect that our 2015 profit margin will remain in line with our aforementioned expectations.

Selling, general administrative and other expenses (SG&A)

Our most significant selling costs are promotional and advertising expenses as we continue to develop brand recognition. The most significant general and administrative costs were legal and accounting expenses.

The spirit market and vodka specifically, is quite large.  We have the potential to expand sales dramatically. This will be determined in large part by our success in attracting distributors. Although, we believe the market is quite large, we are uncertain if our product will obtain significant demand. Additionally, we are uncertain with regards to industry trends or events that will materially impact our operational condition whether beneficial or detrimental.

To this objective, we are in the early stages of identifying an individual with industry experience and relationships with national and international distributors to become part of our management team.

Deferred Tax Asset and Valuation Allowance

We recorded a deferred tax asset, but recorded a full valuation allowance against this asset as it is uncertain if we will be able to realize any of this benefit.

Related Parties

During the period April 17, 2014 (Inception) through December 31, 2014 we purchased all of our inventory from Beverage Brands, Inc (“BBI”), a wholly owned company of our CEO. The purchase price was recorded at the price BBI paid for the product from a third party manufacturer. Additionally, BBI acted as a conduit with a third party to facilitate sales to the Pennsylvania Liquor Control Board as we did not have our federal import license. The third party now transacts directly with us as we obtained our federal import license in April of 2015. There were no fees or expenses paid to or retained by BBI with regards to this arrangement.

During April 2014, Trademark Holdings, LLC, a wholly owned company of our CEO, contributed the trademarks Blue Diamond, Diamond Girl, Blue Crystal and White Crystal. We recorded the trademarks at carryover basis and will continue to amortize these trademarks in accordance with their useful life from the date of registration.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015 our current assets were $142,744 and our current liabilities were $12,960 and as of December 31, 2014 our current assets were $161,603 and our current liabilities were $9,254.

As of June 30, 2015 our stockholders’ equity was $130,893, and as of December 31, 2014 our stockholders’ equity was $152,630.

At June 30, 2015, and December 31, 2014, we had 11,300,333 and 11,457,320 common shares outstanding, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2015, net cash used in operating activities was $138,924 and for the period April 17, 2014 (Inception) through June 30, 2014, net cash used in operating activities was $19,172.  The increase was primarily due to operating losses, advances on inventory and increases accounts receivable for the period ended June 30, 2015, compared with period ended June 30, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of shares of our common stock.  For the six months ended June 30, 2015, net cash provided by financing activity was $41,000 and for the period April 17, 2014 (Inception) through June 30, 2014 net cash provided by financing activities was $25,100 received from proceeds from issuance of our common stock to investors.

PLAN OF OPERATION AND FUNDING

Operations

Our overriding objective is to produce vodka products with recognizable brand names and to expand distribution nationally and internationally.   We plan to increase sales of our Blue Diamond Vodka brand and to develop our other brand names.  Increase in sales of our existing brand can be achieved through the improvement in product packaging which has been ongoing, promotional activities, and forming relationships with distributors.  We can develop one or more of our other brand names in the next six to twelve months.  An important component of success will be to add an individual to our management team who has industry experience and relationships with national and international distributors.

Product development

Our Blue Diamond Vodka bottle is produced in France and shipped to Northern Europe to the country of Estonia to complete production.  Current production of Blue Diamond Vodka will include some noticeable improvements in product packaging.  For example, the bottle closure will utilize an up-scale synthetic cork with logo embossed on the top.  A PVC capsule with logo will complement the long neck bottle.  There will be a clear portion surrounding the diamond in martini glass design on the frosted bottle and other slight modifications.  These modest but noticeable changes should give our product a cleaner, more professional and appealing appearance.  We anticipate further development of other brands within six to twelve months.

Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

We have paid for the second production run of 1,200 cases of Blue Diamond Vodka and we received the product in July of 2015. Existing working capital and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the sale of our common stock to investors.   In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of equity or debt securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of the date of this Quarterly Report, we do not have any material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this prospectus, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The report of the independent registered public accounting firm accompanying our December 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company.

Item 4.  Controls and Procedures

Disclosure controls

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. It should be noted that in designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily was required to apply its judgment regarding the design of our disclosure controls and procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer (CEO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our CEO concluded that our disclosure controls and procedures were effective at reaching that level of reasonable assurance.

Internal control over financial reporting

The Company’s management, including the CEO, confirms that there was no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business.  To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A.   Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ending June 30, 2015, and through the filing of this Form 10-Q report, we offered and sold securities below. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities. We believed these exemptions were available because:

·

We are not a blank check company;

·	We filed a Form D, Notice of Sales, with the SEC;

·	Sales were not made by general solicitation or advertising;

·	All certificates had restrictive legends; and

·	Sales were made to persons with a pre-existing relationship to members of our management.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

·	Access to all our books and records.

·	Access to all material contracts and documents relating to our operations.

·	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

 On April 20, 2015 we issued 10,000 common shares to RCH Pittsburgh LLC, a Pennsylvania corporation controlled by Rick Hvizdak, as rent for our location at 554 33rd St., Pittsburgh, PA 15201. We valued these shares at $0.30 per share or an aggregated price of $3,000.

On April 15, 2015, we sold 10,000 shares of common stock to Rex Paul Gatto at the price of $0.30 per share or an aggregate price of $3,000.

On April 17, 2015, we sold 7,000 shares of common stock to Thomas Litman at the price of $0.30 per share or an aggregate price of $2,100.

On April 20, 2015, we sold 30,000 shares of common stock to JPDO Holdings, LLC, a company controlled by James Pastore, at the price of $.30 or an aggregate of $9,000.

On May 8, 2015, we sold 16,000 shares of common stock to Mark H. Loevner at the price of $0.30 per share or an aggregated price of $4,800.

On May 15, 2015, we sold 33,333 shares of common stock to Dawn Fuchs at the price of $0.30 per share or an aggregated price of $10,000.

On May 18, 2015 we sold 5,000 shares of common stock to Diane Flynn at the price of $0.30 per share or an aggregated price of $1,500.

On May 28, 2015 we sold 7,000 shares of common stock to Krishnasamy Karuppiah at the price of $0.30 per share or an aggregated price of $2,100.

On June 2, 2015, we sold 5,000 shares of common stock to K.G. Pai at the price of $0.30 per share or an aggregate of $1,500.

On July 7, 2015, we sold 100,000 shares to John J. Hadgkiss at a price of $0.18 per share or an aggregate of $18,000.

From April 2015 through June 2015, we issued 9,000 shares to Mark T. Lucero for compensation. We valued these shares at $0.30 per share or an aggregate of $2,700.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On June 19, 2015, we submitted a proposed agreement with the Alcoholic Beverage Control Division (ABCD) of the Mississippi Department of Revenue to sell our vodka products. If the proposed agreement is accepted by ABCD, our Blue Diamond vodka will be sold in Mississippi. Under the terms of the proposed agreement any product intended to be sold in Mississippi must be placed at ABCD’s distribution center without charge, and shipped in accordance with ABC’s shipping instructions. When the product is shipped, it will be consigned by us in care of ABC’s distribution center.

ABCD requires us to appoint an instate representative or broker who must be l by ABCD. On August 10, 2015, we appointed Wines and Spirits of the South (WSS).

All ordering must take place through WSS who has authority to authorize ABCD to purchase the Blue Diamond product stored at its distribution center. WSS is required to accept or reject orders from ABCD within 2 hours of an order being placed or the order will be deemed accepted. ABCD receives a 27.5% markup on product shipped.

All prices include tax and duty on imported items.

We must comply with the guidelines established by ABCD and provide it with a Bill of Lading or Packing List at delivery which must include the NABCA control state code, the description and name of the product, and the quantity of the product being delivered ABCD’s warehouse.  Control State Code label and SCC barcode must be affixed to cases shipped into ABCD.

ABCD licenses, controls and regulates the sale of alcoholic beverages in Mississippi. All suppliers must appoint an instate representative or broker to act on its behalf. Both suppliers and in state representatives and brokers must be approved by ABCD. ABCD requires that the key officers and 5% owners submit detailed personal, and in some instances, financial information to the Alcoholic Beverage Control Division and be investigated and licensed.

Under Mississippi laws, WSS may solicit orders from on premise bars and restaurants and off premise retailers.  These orders are then submitted to the ABCD which will in turn issue purchase orders directly to us.   When sales volume for a particular product has reached a predetermined amount set by the ABCD, we may submit the product to ABCD for listing on the ABCD Price List.  Once listed, products must continue to meet the same sales volume requirements on a annual basis.  Products which fail to meet this requirement will be removed from the ABCD Price List. Products on the ABCD Price List are listed under the terms of a bailment warehouse agreement.

ABCD will process payment on the first and sixteenth of every month for product withdrawals.  Maintaining inventory levels is our obligation.

Item 6.    Exhibits

Exhibit No.

Description

10.11*

Application For Wines and Spirits of the South

10.12*

Bailment Agreement with the Alcoholic Beverage Control of Mississippi

31.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Vodka Brands, Corp

/s/ Mark T. Lucero

Name: Mark T. Lucero
Position: President, Chief Executive Officer,
Director, Acting Chief Financial Officer

August 21, 2015