Form 10-Q
period 2015-09-30
Vodka Brands Corp
filed 2015-11-16
CIK 1620053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended: September 30, 2015

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

As of September 30, 2015, and November 12, 2015 we had 11,519,333 and 11,534,333 shares of common stock, $0.00 par value, outstanding respectively.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014 (unaudited)

F-2

Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2015 and for the period April 17, 2014 (Inception) through September 30, 2014

F-3

Unaudited Condensed Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2015

F-4

Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and for the period April 17, 2014 (Inception) through September 30, 2014

F-5

Unaudited Notes to Condensed Financial Statements

F-6

VODKA BRANDS CORP

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$ 28,207	$ 129,008
Accounts receivable, net	37,181	7,155
Prepaid rent and consulting fees	7,225	16,750
Inventory	72,154	8,690
Total current assets	144,767	161,603

Property, plant and equipment
Office equipment	931	-
Less: accumulated depreciation	(94)	-
Total property, plant and equipment	837	-

Other assets, net
Trademarks	1,125	1,125
Accumulated amortization	(928)	(844)
Total other assets, net	197	281

Total assets	$ 145,801	$ 161,884
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 6,207	$ 1,501
Accounts payable - related party	1,360	6,359
Accrued expenses	115	1,394
Total current liabilities	7,682	9,254

Commitments and contingencies

Stockholders' equity
Common stock, no par value, 100,000,000 shares authorized;
11,519,333 and 11,457,320 shares issued and outstanding
at September 30, 2015 and December 31, 2014, respectively	346,165	252,765
Subscription receivable	(18,500)	(31,000)
Accumulated deficit	(189,546)	(69,135)
Total stockholders' equity	138,119	152,630
Total liabilities and stockholders' equity	$ 145,801	$ 161,884

See accompanying notes to condensed financial statements.

VODKA BRANDS CORP

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,	April 17, 2014 (Inception)
				through September 30,
	2015	2014	2015	2014
Sales	$ 10,946	$ 7,155	$ 30,026	$ 16,695
Cost of sales	7,222	4,719	19,472	10,932
Gross profit	3,724	2,436	10,554	5,763

Operating expenses

Selling expenses
Promotional expenses	-	-	6,724	-
Advertising expenses	7,308	-	12,058	500
Total selling expenses	7,308	-	18,782	500

General and administrative expenses
Depreciation and amortization expense	75	28	178	51
Compensation expense	2,700	-	5,400	-
Professional fees	23,638	10,490	63,638	26,490
Consulting fees	13,005	-	31,338	-
Office expenses	1,756	378	3,321	509
Stock transfer fees	1,967	-	2,558	-
Office rent	2,250	-	5,750	-
Total general and administrative expenses	45,391	10,896	112,183	27,050

Total operating expenses	52,699	10,896	130,965	27,550
Loss from operations before provision for income taxes	(48,975)	(8,460)	(120,411)	(21,787)
Provision for income taxes	-	-	-	-
Net loss	$ (48,975)	$ (8,460)	$ (120,411)	$ (21,787)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Basic and diluted weighted average common shares outstanding	11,432,970	10,556,320	11,394,271	10,515,259

See accompanying notes to condensed financial statements.

VODKA BRANDS CORP

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Treasury stock				Total
	(no Par Value)		(no Par Value)		Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	receivable	deficit	equity
Balance at December 31, 2014	11,457,320	$ 252,765	-	$ -	$ (31,000)	$ (69,135)	$ 152,630
Issuance of 463,333 shares of common stock
	463,333	117,000	-	-	(2,500)	-	114,500
Issuance of 33,847 shares of common stock for consulting and professional services

	33,847	3,000	-	-	-	-	3,000
Issuance of 10,000 shares of common stock for rent
	10,000	3,000	-	-	-	-	3,000
Issuance of 18,000 shares of common stock for compensation
	18,000	5,400	-	-	-	-	5,400
Repurchase of 463,167 shares of treasury stock
	(463,167)	-	463,167	(35,000)	-	-	(35,000)

Cancellation of 463,167 shares of treasury stock
	-	(35,000)	(463,167)	35,000	-	-	-
Collections on subscription receivable	-	-	-	-	15,000		15,000
Net loss	-	-	-	-	-	(120,411)	(120,411)

Balance at September 30, 2015 (unaudited)	11,519,333	$ 346,165	-	$ -	$ (18,500)	$ (189,546)	$ 138,119

See accompanying notes to condensed financial statements.

VODKA BRANDS CORP

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,	April 17, 2014 (Inception) through September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$ (120,411)	$ (21,787)
Adjustments to reconcile net loss to net cash used by operating activities:
Prepaid rent and consulting expense paid with common stock	18,875	-
Stock-based compensation	5,400	-
Depreciation and amortization expense	178	51
Changes in operating assets and liabilities:
Increase in accounts receivable	(30,026)	(16,695)
Increase in prepaid expenses	(3,350)	(2,561)
Increase in inventory	(63,464)	(13,955)
Increase in accounts payable	4,706	-
(Decrease) increase in accounts payable - related party	(4,999)	22,969
Decrease in accrued expenses	(1,279)	-
Net cash used in operating activities	(194,370)	(31,978)
Cash flows from investing activities:
Purchase of fixed assets	(931)	-
Net cash used in investing activities	(931)	-
Cash flows from financing activities:
Payments received on subscription receivable	15,000	-
Proceeds from issuance of common stock	114,500	93,900
Purchase of treasury stock	(35,000)	-
Net cash provided by financing activities	94,500	93,900

Net (decrease) increase in cash	(100,801)	61,922

Cash, at beginning of period	129,008	-

Cash, at end of period	$ 28,207	$ 61,922

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Common stock issued for trademarks	$ -	$ 365

Non-cash financing activities:
Common stock issued for consulting and rent	$ 6,000	$ -
Common stock issued for legal services	-	10,000
Common stock issued for subscription receivable	2,500	30,000
Common stock issued for compensation	5,400	-

See accompanying notes to condensed financial statements.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Interim Condensed Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any period thereafter. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our annual report on Form S1/A for the period April 17, 2014 (Inception) through December 31, 2014, filed with the Securities and Exchange Commission on August 6, 2015.

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

Accounts Receivable

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on management’s experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The allowance for doubtful accounts was $0 as of September 30, 2015 and December 31, 2014, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers. Collections on accounts receivable previously written off are included in income as received.

Inventory

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if they are below cost. Management regularly evaluates the composition of the Company’s inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. No such allowance was deemed necessary at September 30, 2015 or December 31, 2014.

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

The net book value related to this property, plant and equipment was the following:

	September 30, 2015	December 31, 2014
Cost	$ 931	$ -
Accumulated depreciation	(94)	-
Total trademarks, net	$ 837	$ -

Depreciation of the assets are as follows:

	Three months ended September 30,		Nine months ended September 30,	April 17, 2014 (Inception) through September 30,
	2015	2014	2015	2014
Depreciation	$ 47	$ -	$ 94	$ -

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

The net book value related to these trademarks was the following:

	September 30, 2015	December 31, 2014
Cost	$ 1,125	$ 1,125
Accumulated amortization	(928)	(844)
Total trademarks, net	$ 197	$ 281

Amortization expense related to these trademarks was the following:

	Three months ended		Nine months ended	April 17, 2014
	September 30,		September 30,	(Inception)
	2015	2014	2015	2014
Amortization	$ 28	$ 28	$ 84	$ 51

The Company did not incur costs to renew or extend the term of the trademarks during the periods ending September 30, 2015 and December 31, 2014. The future cash flows of the Company could be significantly affected by the Company’s ability to renew the trademarks with the United States Patent and Trademark Office.

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

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) ASC 360, Long-Lived Assets, such as property, plant and equipment and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company determined that there was no impairment at September 30, 2015 and December 31, 2014.

Advertising and Promotional Costs

The Company expenses advertising and promotional costs as incurred or the first time the advertising or promotion takes place, whichever is earlier, in accordance with the FASB ASC 720, Other Expenses.  Advertising and promotional costs were the following:

	Three months ended September 30,		Nine months ended September 30,	April 17, 2014 (Inception) through September 30,
	2015	2014	2015	2014
Promotional	$ -	$ -	$ 6,724	$ -
Advertising	7,308	-	12,058	500
Total	$ 7,308	$ -	$ 18,782	$ 500

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, Research and Development. Research and development costs were the following:

	Three months ended September 30,		Nine months ended September 30,	April 17, 2014 (Inception)
				through September 30,
	2015	2014	2015	2014
Research and development	$ -	$ -	$ -	$ -

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

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

The Company has an accumulated deficit and a loss from operations.  Realization of the net deferred tax asset is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred asset has been offset by a full valuation allowance.

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

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260, Earnings per share. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the third quarter ended September 30, 2015 and 2014, the nine months ended September 30, 2015 or for the period April 17, 2014 (Inception) through September 30, 2014.

Comprehensive Income

Net loss is the Company’s only component of comprehensive income or loss for the third quarter ended September 30, 2015 and 2014, nine months ended September 30, 2015 and for the period April 17, 2014 (Inception) through September 30, 2014.

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

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

The fair value of the common stock for compensation was the following:

	Three months ended September 30,		Nine months ended September 30,
				April 17, 2014 (Inception) through September 30,
	2015	2014	2015	2014
Shares issued for compensation	9,000	-	18,000	-
Fair value per share	$ 0.30	$ -	$ 0.30	$ -
Compensation expense	$ 2,700	$ -	$ 5,400	$ -

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

Note 4 - Going Concern

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. For the nine months ended September 30, 2015, the Company had a net loss of $120,411. As of September 30, 2015, the Company has an accumulated deficit of $189,546.  Due to the early stage nature of the Company, the Company expects to incur additional operating losses in the immediate future.  Given the operating loss and expected future operating losses, the Company’s ability to realize its assets and discharge its liabilities depends on its ability to generate cash from capital financing and generate future profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In April 2014, 10,010,000 shares of common stock were issued to the initial founder as the consideration for assigning the company the title of trademarks, which were owned by a company wholly owned by the founder. The trademarks were valued at its net book value of $365. In addition, the founder purchased 90,000 shares for cash of $27,000 at $0.30 per share in April of 2014.

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

From January 2015 through  September 2015, 463,333 shares of the Company’s common stock were issued for value of $117,000 at $0.30 per share, of which $2,500 remained in subscription receivable at September 30, 2015.

From January 2015 through September 2015, 20,000 shares of common stock were issued for services and rent. These 20,000 shares were valued at $0.30 per share. An additional 23,847 shares of common stock were issued in connection with Hamilton & Associates Law Group, P.A. agreement.

From January 2015 through September 2015, 463,167 shares of the Company’s common stock were repurchased for cash of $35,000. On September 24, 2015, the Company cancelled the 463,167 shares of the Company’s common stock related to the repurchase.  The cancellation of these treasury shares was charged to common stock.

The common shares issued for services and rent during the periods were immediately vested upon issuance. The service and rental period were for one year from the date of the agreements.

On March 7, 2015 the Company entered into an employment agreement with its Chief Executive Officer (“CEO”). Under the terms of the agreement, the CEO will earn 36,000 shares of common stock for his services annually. The agreement is effective April 1, 2015. From April 2015 through September 2015, 18,000 shares of common stock were issued as compensation. These 18,000 shares were valued at $5,400 of compensation at $0.30 per share.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Income Tax

The Company has operating losses that may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards, which expire beginning in the year 2034, are offset by a valuation allowance due to the uncertainty of profitable operations in the future.  The cumulative net operating loss carry forward as of September 30, 2015 was $71,707 and $14,935 as of December 31, 2014.  The U.S. federal statutory tax rate is 35.00%.

The significant components of the deferred tax assets are as follows:

Period ended
	September 30, 2015	December 31, 2014

Loss carry forwards	$ (29,754)	$ (24,197)
Less: Valuation allowance	29,754	24,197
Total net deferred tax asset	$ -	$ -

The Company’s tax years open to examination begins with the 2014 federal and state income tax returns. The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company has not recognized any interest or penalties for the underpayment of income taxes or unrecognized tax benefits.

A reconciliation of income taxes at the U.S. federal statutory rate to the effective tax rate for income taxes is as follows:

	Period ended
	September 30, 2015	December 31, 2014

Federal tax benefit at statutory rate	(35.00)%	(35.00)%
Non-deductible legal expenses	17.60%	27.44%
State tax benefit, net of federal benefits	(3.23)%	(1.40)%
Net changes in valuation allowance	20.63%	8.96%
Effective tax rate	0.00%	0.00%

Note 7 - Related Party Transactions

On April 20, 2014 the Company purchased inventory from Beverage Brands, Inc. (“BBI”) which is wholly owned by the CEO, in the amount of $25,502. This amount represents the cost of the inventory to BBI.

In addition, BBI paid third parties for storage and administrative services on behalf of the Company. These amounts were charged to cost of sales. The total amount paid was $750 for the third quarter ended September 30, 2015 and $2,922 for the period April 17, 2014 (Inception) through December 31, 2014.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The Company owed $1,360 and $6,359 to this related party and these amounts are included in accounts payable - related party at September 30, 2015 and December 31, 2014, respectively.

See additional transactions with related parties in Note 3 and Note 9.

Note 8 - Concentrations

The Company’s revenues include two major customers, the Commonwealth of Pennsylvania and the Mississippi Department of Revenue, which account for 100% of revenues for the third quarter ended September 30, 2015 and 2014, nine months ended September 30, 2015 and for the period April 17, 2014 (Inception) through September 30, 2014. Outstanding accounts receivable from these customers amounted to the following:

	September 30, 2015	December 31, 2014
Accounts receivable	$ 37,181	$ 7,155

The Company imports and distributes alcoholic beverages from one supplier which accounted for 100% of the Company’s purchases for the third quarter ended September 30, 2015 and 2014, nine-months ended September 30, 2015 and for the period April 17, 2014 (Inception) through September 30, 2014.  All purchases require prepayment terms.  Accounts payable to this vendor amounted to $0 as of September 30, 2015 and December 31, 2014.

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

Note 10 - Subsequent Events

Subsequent events have been evaluated through November 13, 2015 which is the date the financial statements were available to be issued. Management did not identify any events requiring recording or disclosure in the financial statements for the nine month period January 1, 2015 through September 30, 2015, except those described below:

On October 1, 2015, 15,000 shares of common stock were issued for consulting services of $4,500 at $0.30 per share.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the unaudited financial condition and results of operations of Vodka Brands, Corp (“Vodka Brands”, the “Company”, “we”, and “our”) for the nine months ended September 30, 2015, compared to 2014.  The following information should be read in conjunction with the interim financial statements for the period ended September 30, 2015 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Our cash on hand as of September 30, 2015, is $28,207.

RESULTS OF OPERATIONS

Selected financial data:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Sales	$ 10,946	$ 7,155	$ 30,026	$ 16,695
Net loss	$ 48,975	$ 8,460	$ 120,411	$ 21,787
Shipments of vodka (bottles)	852	540	2,292	1,260

Net loss

We incurred a net loss of $120,411 for the nine months ended September 30, 2015, and $21,787 for the period ended September 30, 2014.

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

Sales

We generated sales of $30,026 for period ended September 30, 2015 and $16,695 for the period from April 17, 2014 through September 30, 2014.

We have completed our second production run of 1,229 cases of Blue Diamond Vodka and received this product in September 2015.  Production costs are similar to our initial production cost. The most significant variable in product cost in the future is expected to be currency exchange rates between the Euro and the US Dollar. Our European suppliers invoice in Euros. We do not believe that inflation had a material impact on us during the three-month period January 1, 2015 through September 30, 2015 and the period April 17, 2014 (Inception) through September 30, 2015.

We recognize revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) shipment has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured

With the introduction of Blue Diamond Vodka as a shelf item in the State of Pennsylvania last year, our sales are currently to the Pennsylvania Liquor Control Board and can be found in roughly forty five of their stores. If we were to lose this customer, our operations would be materially impacted. However, we have the possibility to increase the number of stores in Pennsylvania, and much greater potential nationally, and internationally.  To this end, we made our first sale to the Mississippi Department of Revenue during the third quarter ended September 30, 2015. Our product is sold in approximately forty stores in Mississippi.

Cost of Goods Sold

Our cost of sales were $19,472 for the nine months ended September 30, 2015 compared to $10,932 for the period ended September 30, 2014. The $8,540 increase in our cost of sales was primarily due to increased quantities sold.

Our cost of sales for the three months ended September 30, 2015 were $7,222, compared with the sales of $4,719 for the three month period ended September 30, 2014. The increase of $2,503 in our cost of sales for this period was primarily due to the difference in quantities sold between the two periods.

Gross profit

We expect to be able to maintain a gross profit margin of 30 to 40% on our product.  For the nine-month period ended September 30, 2015 our gross profit margin was 35.1% and for the period April 17, 2014 (Inception) through September 30, 2014, our gross profit margin was 34.5%. We expect that our 2015 profit margin will remain in line with our aforementioned expectations, however we have flexibility to adjust prices if necessary to gain market share.

Selling, general administrative and other expenses (SG&A)

Our most significant selling costs are promotional and advertising expenses as we continue to develop brand recognition. The most significant general and administrative costs were legal and accounting expenses.

The market for spirits and vodka is large.  We have the potential to expand sales dramatically. This will be determined in large part by our success in attracting distributors. Although, we believe the market is large, we are uncertain if our product will obtain significant demand. Additionally, we are uncertain with regards to industry trends or events that will materially impact our operational condition whether beneficial or detrimental.

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

Related Parties

During the period April 17, 2014 (Inception) through December 31, 2014, we purchased all of our inventory from Beverage Brands, Inc (“BBI”), a wholly owned company of our CEO. The purchase price was recorded at the price BBI paid for the product from a third party manufacturer. Additionally, BBI acted as a conduit with a third party to facilitate sales to the Pennsylvania Liquor Control Board as we did not have our federal import license. The third party now transacts directly with us as we obtained our federal import license in April of 2015. There were no fees or expenses paid to or retained by BBI with regards to this arrangement.

During April 2014, Trademark Holdings, LLC, a wholly owned company of our CEO, contributed the trademarks Blue Diamond, Diamond Girl, Blue Crystal and White Crystal. We recorded the trademarks at carryover basis and will continue to amortize these trademarks in accordance with their useful life from the date of registration.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, our current assets were $144,767 and our current liabilities were $7,682 and as of December 31, 2014 our current assets were $161,603 and our current liabilities were $9,254.

As of September 30, 2015, our stockholders’ equity was $138,119, and as of December 31, 2014 our stockholders’ equity was $152,630.

At September 30, 2015, and December 31, 2014, we had 11,519,333 and 11,457,320 common shares outstanding, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2015, net cash used in operating activities was $194,370 and for the period April 17, 2014 (Inception) through September 30, 2014, net cash used in operating activities was $31,978.  The increase was primarily due to operating losses, advances on inventory and increases accounts receivable for the period ended September 30, 2015, compared with period ended September 30, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of shares of our common stock.  For the nine months ended September 30, 2015, net cash provided by financing activity was $94,500 and for the period April 17, 2014 (Inception) through September 30, 2014 net cash provided by financing activities was $93,900 received from proceeds from issuance of our common stock to investors.

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

We have paid for the second production run of 1,229 cases of Blue Diamond Vodka and we received the product in September 2015. Existing working capital and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the sale of our common stock to investors.   In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of equity or debt securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ending September 30, 2015, and through the filing of this Form 10-Q report, we offered and sold securities below. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities. We believed these exemptions from registration were available because:

•

We are not a blank check company;

•

We filed a Form D, Notice of Sales, with the SEC;

•

Sales were not made by general solicitation or advertising;

•

All certificates had restrictive legends; and

•

Sales were made to persons with a pre-existing relationship to Mark T. Lucero, our President, Chief Executive Officer and Director.

On July 7, 2015, we sold 100,000 shares of our common stock to John J. Hadgkiss, our secretary and director at a price of $0.18 per share or an aggregate of $18,000.

On August 17, 2015, we sold 10,000 shares of our common stock to Venkata Ramana Reddy Bhimavarapu at a price of $0.30 per share or an aggregate of $3,000.

On August 27, 2015, we sold 20,000 shares of our common stock to Sanjay Gupta at a price of $0.30 per share or an aggregate of $6,000.

On August 26, 2015, we sold 50,000 shares of our common stock to JPDO Holdings, LLC, a company controlled by James Pastore, at a price of $0.30 per share or an aggregate of $15,000. Of this amount $2,500 is a subscription receivable at September 30, 2015.

On August 28, 2015, we sold 100,000 shares of our common stock to David V. Schmidt at a price of $0.20 per share or an aggregate of $20,000.

On September 18, 2015, we sold 30,000 shares of our common stock to Richard J. Reeder at a price of $0.30 per share or an aggregate of $9,000.

On October 1, 2015, we issued 15,000 shares of our common stock to Subramoniam Jayakumar at a price of $0.30 per share or an aggregate of $4,500 for consulting services.

From July through September 2015, the Company issued 9,000 shares of common stock to Mark T. Lucero as compensation. These shares were valued at $0.30 per share or an aggregate of $2,700.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits

Exhibit No.

Description

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002*

32.1Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Vodka Brands, Corp

/s/ Mark T. Lucero

Name: Mark T. Lucero

Position: President, Chief Executive Officer,

Director, Acting Chief Financial Officer

November 16, 2015