Form 10-K
period 2015-12-31
Vodka Brands Corp
filed 2016-04-14
CIK 1620053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2015:

  Vodka Brands Corp

(Exact name of registrant as specified in its charter)

Pennsylvania	2080	46-5551820
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

Vodka Brands Corp

554 33rd Street

Pittsburgh, PA 15201

 (Address of Principal Executive Office) (Zip Code)

(412) 681-7777

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ¨   Accelerated filer ¨   Non-accelerated filer ¨   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

As of December 31, 2015 and April 13, 2016, we had 11,796,333 and 11,796,333 shares of common stock outstanding.

TABLE OF CONTENTS

PART I

Throughout this Annual Report, we refer to Vodka Brands Corp as “we,” “us,” “our,” or “the Company.”

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECT,” “PLAN,” “INTEND,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “PROJECT,” “PREDICT,” “POTENTIAL,” OR “CONTINUE,” (INCLUDING THE NEGATIVE OF SUCH TERMS), OR OTHER SIMILAR TERMINOLOGY. THESE STATEMENTS ARE ONLY ESTIMATIONS, AND ARE BASED UPON VARIOUS ASSUMPTIONS THAT MAY NOT BE REALIZED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THE RISKS OUTLINED BELOW UNDER ITEM 1A. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

ALTHOUGH WE BELIEVE THAT THE ESTIMATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER WE NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THE FORWARD-LOOKING STATEMENTS. WE DO NOT INTEND TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS ANNUAL REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS, UNLESS REQUIRED BY LAW.

ITEM 1.	BUSINESS

Vodka Brands Corp, is referred to herein as the “Company,” “us” or “we”.   We are an early stage company, incorporated in the state of Pennsylvania on April 17, 2014, to develop, market and distribute vodka products bearing our Blue Diamond trade name.

We obtained our import license in April of 2015, and presently distribute our products to wholesale distributors and state alcohol beverage control agencies.

Our principal executive offices are located at 554 33rd Street, Pittsburgh, Pennsylvania 15201.  Our telephone number is 412-681-7777. Our website is located at www.BlueDiamondVodka.com.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

Business Operations

We import a 40% proof grain based vodka under the Blue Diamond trade name. We are currently licensed to sell alcoholic beverages in the states of Pennsylvania, Mississippi, Tennessee and West Virginia. Our first sale of Blue Diamond vodka was in May of 2014. For the year ended December 31, 2015 and the period April 17, 2014 (Inception) through December 31, 2014 we had revenues of $37,632 and $23,850, respectively.

The manufacturing, importation, distribution and sale of alcohol-based beverages are subject to regulation by the Federal government through the Alcohol and Tobacco Tax and Trade Bureau and State and local regulatory agencies. Brand suppliers, distributors and retailers must be properly licensed in order to sell alcohol-based beverages.   In most states, the alcohol-based beverage industry operates within what is commonly referred to as a three-tier system of distribution. Tier one consists of brand suppliers and manufacturers that produce alcohol-based beverages and/or importers of alcohol-based beverages, bringing products into the United States through US Customs control.  Tier two consists of distributors, other sub-distributors and the Control States which in turn market the products through brokers. Tier three consists of licensees, both on and off premise customers such as retailers which sell the products to consumers.  Under the three tier system, brand suppliers and manufacturers sell to distributors and/or Control States, distributors and or Control States sell to licensees or state stores, and licensees or state stores sell to consumers. Typically, brand suppliers cannot sell to licensees or consumers and distributors cannot sell directly to consumers.  We are a Tier one supplier and importer. We hold permits that allow us to ship products to Pennsylvania, Mississippi and West Virginia, which are control states and licensed distributors in Tennessee. We face scrutiny in a number of important areas, including initial licensing or permitting and ongoing sales and marketing activities with or on behalf of customers.  We believe that we are in compliance with applicable regulations in all material respects.

As of December 31, 2015, we were dependent on the Commonwealth of Pennsylvania and the Mississippi Department of Revenue for 100% of our revenues. To date, our largest customer is the Pennsylvania Liquor Control Board. In Pennsylvania, like Mississippi and West Virginia, alcoholic beverages can only be sold to the state who acts as a distributor and supplier of the product.  As such, our customer in these states is the state who then resells the product at state owned liquor stores and individual liquor retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets that are licensed to sell alcoholic beverages.

In Pennsylvania, Mississippi, and West Virginia, we are dependent on the state not only for sales but also for product placement and retail store distribution. We have no distribution agreements or minimum sales requirements in these states and they are under no obligation to distribute our vodka products. These states also distribute the products and brands of our competitors.

On June 19, 2015, we entered into an agreement with the Alcoholic Beverage Control Division (ABCD) of the Mississippi Department of Revenue to sell our vodka products. Under the terms of the proposed agreement any product intended to be sold in Mississippi must be placed at ABCD’s distribution center without charge, and shipped in accordance with ABC’s shipping instructions. When the product is shipped, it will be consigned by us in care of ABC’s distribution center.

ABCD requires us to appoint an instate representative or broker who must be approved by ABCD. On August 10, 2015, we appointed Wines and Spirits of the South (WSS).  All ordering must take place through WSS who has authority to authorize ABCD to purchase the Blue Diamond product stored at its distribution center. WSS is required to accept or reject orders from ABCD within 2 hours of an order being placed or the order will be deemed accepted. ABCD receives a 27.5% markup on product shipped. All prices include tax and duty on imported items.

We must comply with the guidelines established by ABCD and provide it with a Bill of Lading or Packing List at delivery which must include the NABCA control state code, the description and name of the product, and the quantity of the product being delivered ABCD’s warehouse.  Control State Code label and SCC barcode must be affixed to cases shipped into ABCD. Under Mississippi laws, WSS may solicit orders from on premise bars and restaurants and off premise retailers.  These orders are then submitted to the ABCD which will in turn issue purchase orders directly to us.   When sales volume for a particular product has reached a predetermined amount set by the ABCD, we may submit the product to ABCD for listing on the ABCD Price List.  Once listed, products must continue to meet the same sales volume requirements on an annual basis.  Products which fail to meet this requirement will be removed from the ABCD Price List. Products on the ABCD Price List are listed under the terms of a bailment warehouse agreement. ABCD will process payment on the first and sixteenth of every month for product withdrawals. Maintaining inventory levels is our obligation.

In March 2016, we received the required permits from the State of Tennessee Alcoholic Beverage Commission to sell our products within Tennessee.

Raw Materials

We purchase our finished vodka product from a European distiller who obtains all materials needed to produce our product including vodka ingredients, bottles, caps, labels, packaging, draw string pouch and other materials. Raw materials used to make our vodka products are available from a variety of suppliers. In the event, our European distiller is unable to obtain raw materials necessary to make our vodka products, we believe that alternative sources of raw materials would be available. We have not experienced any material adverse effect on our business as a result of shortages of raw materials. An unexpected interruption or a shortage in supply of raw materials, could adversely affect our business derived from these products.

Research and Development

All of our research to date has been done by Mark T. Lucero, our Founder, Chief Executive Officer, President and Director.  We have not spent funds on research and development since inception.

Competition

We believe that we compete on the basis of quality, price, brand recognition, and distribution strength. We compete with other alcoholic beverages for consumer purchases, as well as for shelf space in retail stores and restaurant presence. We compete with numerous local, national, multinational producers and distributors of beverage alcohol products, selling products in Pennsylvania, Mississippi, West Virginia and Tennessee, many of which have greater resources than us. There is no assurance we will not be able to compete effectively.

Seasonality

Our business is not affected by seasonal factors.

Intellectual Property

We hold four trade names registered with the United States Patent & Trademark Office (USPTO). These are Blue Diamond (USPTO 78523193), Diamond Girl (USPTO 85587393), White Crystal (USPTO 2,993,050), and Blue Crystal (USPTO 3,490,176). We presently only sell vodka products under Blue Diamond vodka name.

ITEM 1A.	RISK FACTORS.

In addition to the information discussed elsewhere in this Annual Report, the following are important risks which could adversely affect our future results. If any of the risks we describe below materialize, or if any unforeseen risk develops, our operating results may suffer, our financial condition may deteriorate, the trading price of our common stock may decline and our investors could lose all or part of their investment.

Risks Related to Our Financial Condition

There is substantial doubt about our ability to continue as a going concern as a result of our limited operating history and financial resources, and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

We incurred net losses of $240,291 and $69,135 for the year ended December 31, 2015 and the period April 17, 2014 (Inception) through December 31, 2014, respectively.  As a result, our independent registered public accounting firm has included an explanatory paragraph in its audit opinion that we may be unable to continue as a going concern. Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our financial statements contain a going concern qualification. Our financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We are an early stage company with little or no historical performance for you to base an investment decision upon, and we may never become profitable.

We are a recently formed company. For the year ended December 31, 2015 and the period April 17, 2014 (Inception) through December 31, 2014, we had revenues of $37,632 and $23,850, respectively.  For the year ended December 31, 2015 and and the period April 17, 2014 (Inception) through December 31, 2014, we had a net loss of $240,921 and $69,135, respectively.  Accordingly, we have limited historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by early stage companies such as us.  Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage company, and whether we will ever become profitable.

We are dependent on the sale of our securities to fund our operations.

To date, we had minimal revenues from our operations which are insufficient to fund our operations. We are dependent on the sale of our securities to fund our operations, and will remain so until we generate sufficient revenues to pay for our operating costs.  Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

If we are unable to generate sufficient revenues for our operating expenses, we will need financing which we may be unable to obtain; should we fail to obtain sufficient financing, our revenues will be negatively impacted.

For the year ended December 31, 2015 and the period April 17, 2014 (Inception) through December 31, 2014, we had revenues of $37,632 and $23,850 from the sale of our vodka products. For the year ended December 31, 2015 and the period April 17, 2014 (Inception) through December 31, 2014, we had a net loss of $240,921 and $69,135, respectively. Because we have limited revenues and lack historical financial data, including revenue data, our future revenues are unpredictable. Our operating expenses are presently approximately $12,500 per month or $150,000 annually.  We will require $12,500 per month or $150,000 over the next twelve months to meet our existing operational costs, which consist of advertising, salaries, and other general administrative expenses to comply with the costs of being an SEC reporting company.

Our revenues are not sufficient to pay our operating costs. Until we generate material operating revenues, we require additional debt or equity funding to continue our operations.  We intend to raise additional funds from an offering of our stock in the future; however, this offering may never occur, or if it occurs, we may be unable to raise the required funding.  We do not have any plans or specific agreements for new sources of funding and we have no agreements for financing in place.

Expenses required to operate as a public company will reduce funds available to develop our business and could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned.  We may also be required to hire additional staff to comply with additional SEC reporting requirements.  We anticipate that the cost of SEC reporting will be approximately $60,000 annually.  Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.  If we fail to meet these requirements, we will be unable to secure a qualification for quotation, of our securities on the OTC Markets, or, if we have secured a qualification, we may lose the qualification and our securities would no longer trade on the OTC Markets. Further, if we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports, that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

Risks Related to Our Business

We may be subject to product liability claims and we do not have insurance coverage for such claims which could negatively impact our financial condition.

By selling vodka beverages, we will face an inherent business risk of exposure to product liability claims in the event that the use of our vodka products results in personal injury or death.  We maintain product liability insurance coverage in the amount of $1,000,000 per incident to protect us from such claims.  A successful product liability claim or series of claims brought against us, in excess of our insurance coverage, would negatively impact our business.

We are dependent on a European distiller,to provide us with our finished Blue Diamond Vodka product. Failure to obtain satisfactory performance from them or a loss of their services could cause us to lose sales, incur additional costs, and lose credibility in the marketplace.

We depend on a European distiller, a company in Estonia, for the production, bottling, labeling, capping and packaging of our finished vodka product. We do not have a written agreement with our European distiller obligating it to produce our product. The termination of our relationship with our European distiller or an adverse change in the terms of its services could have a negative impact on our business. If our European distiller increases its prices, we may not have alternative sources of supply at comparable prices and may not be able to raise the prices of our products to cover all, or even a portion, of the increased costs. In addition, if our European distiller fails to perform satisfactorily, fails to handle increased orders, or the loss of  the services of our European distiller, along with delays in shipments of products, could cause us to fail to meet orders, lose sales, incur additional costs, and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with our customers and consumers, ultimately leading to a decline in our business and results of operations.

Third parties can purchase the same products we sell which may negatively affect our revenues.

We purchase our finished vodka product from a European distiller on a non-exclusive basis. Our European distiller produces vodka and other alcoholic beverage products for other third parties who sell the products under their own brand names. As such, third parties can purchase the same vodka products as we do from our European distiller and put their own trade name on the product which may negatively impact our revenues.

Regulatory decisions and changes in the legal, regulatory and tax environment where our vodka is produced and where we operate could limit our business activities or increase our operating costs and reduce our margins.

Our business is subject to extensive regulation regarding production, distribution, marketing, advertising and labeling of beverage alcohol products in the U.S. and in Europe, where our vodka is produced. We are required to comply with these regulations and maintain various permits and licenses. We are also required to conduct business only with holders of licenses to import, warehouse, transport, distribute, and sell spirits. We cannot assure you that these and other governmental regulations, applicable to our industry, will not change or become more stringent. Moreover, because these laws and regulations are subject to interpretation, we may not be able to predict when, and to what extent, liability may arise. Additionally, due to increasing public concern over alcohol-related societal problems, including driving while intoxicated, underage drinking, alcoholism and health consequences from the abuse of alcohol, various levels of government may seek to impose additional restrictions or limits on advertising or other marketing activities promoting beverage alcohol products. Failure to comply with any of the current or future regulations and requirements relating to our industry and products, could result in monetary penalties, suspension or even revocation of our licenses and permits. Costs of compliance with changes in regulations could be significant and could harm our business, as we may find it necessary to raise our prices in order to maintain profit margins, which could lower the demand for our products and reduce our sales and profit potential.

In addition, the distribution of beverage alcohol products is subject to extensive taxation both in the United States and internationally (and, in the United States, at both the federal and state government levels), and beverage alcohol products themselves are the subject of national import and excise duties in most countries around the world. An increase in taxation or in import or excise duties could also significantly harm our sales revenue and margins, both through the reduction of overall consumption and by encouraging consumers to switch to lower-taxed categories of beverage alcohol.

The sales of our products would be materially reduced if we cannot maintain listing in states.

We sell our Blue Diamond Vodka in four states including Pennsylvania, Tennessee, West Virginia and Mississippi. In Pennsylvania, West Virginia and Mississippi, the state liquor commission, acts in place of distributors and decides which products are to be purchased and offered for sale in its state. As such, the state is our customer. Products selected for listing must generally reach certain volumes and/or profit levels to maintain their listings. Products are selected for purchase and sale through listing procedures which are generally made available to new products only at periodically scheduled listing interviews. If, in the future, we are unable to maintain our current licenses in Pennsylvania, West Virginia, Mississippi and Tennessee, sales of our products would be materially reduced which would cause you to lose your entire investment.

Contamination of our products, confusingly similar products, or trademark infringement could harm the image and integrity of, or decrease customer support for, our brands and decrease our sales.

The success of our brand depends upon the positive image that consumers have of the Blue Diamond Vodka name. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could affect the demand for our products. Contaminants in raw materials purchased from third parties and used in the production of our products or defects in the distillation process could lead to low beverage quality as well as illness among, or injury to, consumers of our products and could result in reduced sales of the affected brand or all of our brands. Also, to the extent that third parties sell products that are either counterfeit versions of our brands or brands that look like our brands, consumers of our brands could confuse our products with products that they consider inferior. This could cause them to refrain from purchasing our brands in the future and, in turn, could impair our brand equity and adversely affect our sales and operations.

Disruptions at our warehouse or production facility in Estonia could adversely affect our business.

Our Vodka products are produced at a single location in Estonia and are shipped and stored at a single location in Maryland. A catastrophic event causing physical damage, disruption, or failure at the facility that produces or stores our vodka could adversely affect our business.  A consequence of disruption could be our inability to meet consumer demand for the affected products for a period of time.  In addition, insurance proceeds may be insufficient to cover the replacement value of inventory and other assets if they were to be lost.  Disaster recovery plans may not prevent business disruption, and reconstruction of any damaged facilities could require a significant amount of time.

We face substantial competition in the alcoholic beverage industry and we may not be able to effectively compete.

Consolidation among spirits producers, distributors, wholesalers, or retailers could create a more challenging competitive landscape for our products. Consolidation at any level could hinder the distribution and sale of our products as a result of reduced attention and resources allocated to our brands, both during and after transition periods, because our brands might represent a smaller portion of the new business portfolio.  Expansion into new product categories by other suppliers, or innovation by new entrants into the market, could increase competition in our product categories.  Changes to our route-to-consumer models or partners in important markets could result in temporary or longer-term sales disruption, higher implementation-related or fixed costs, and could negatively affect other business relationships we might have with that partner.  Distribution network disruption or fluctuations in our product inventory levels with distributors, wholesalers, or retailers could negatively affect our results for a particular period.

Our competitors may respond to industry and economic conditions more rapidly or effectively than we do.  Our competitors offer products that compete directly with ours for shelf space, promotional displays, and consumer purchases.  Pricing, (including price promotions, discounting, couponing, and free goods), marketing, new product introductions, entry into our distribution networks, and other competitive behavior by our competitors could adversely affect our sales margins, and profitability.

Our business operations may be adversely affected by social, political and economic conditions affecting market risks and the demand for and pricing of our vodka products.  These risks include:

•

Unfavorable economic conditions and related low consumer confidence, high unemployment, weak credit or capital markets, sovereign debt defaults, sequestrations, austerity measures, higher interest rates, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations;

•

Changes in laws, regulations, or policies – especially those that affect the production, importation, marketing, sale, or consumption of our beverage alcohol products;

•

Tax rate changes (including excise, sales, tariffs, duties, corporate, individual income, dividends, capital gains), or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur;

•

Dependence upon the continued growth of brand names;

•

Changes in consumer preferences, consumption, or purchase patterns – particularly away from vodka, and our ability to anticipate and react to them; bar, restaurant, travel, or other on-premise declines;

•

Unfavorable consumer reaction to our products, package changes, product reformulations, or other product innovation;

•

Decline in the social acceptability of beverage alcohol products in our markets;

•

Production facility or supply chain disruption;

•

Imprecision in supply/demand forecasting;

•

Higher costs, lower quality, or unavailability of energy, input materials, labor, or finished goods;

•

Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher implementation-related or fixed costs;

•

Inventory fluctuations in our products by distributors, wholesalers, or retailers;

•

Competitors’ consolidation or other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets;

•

Insufficient protection of our intellectual property rights;

•

Product recalls or other product liability claims; product counterfeiting, tampering, or product quality issues;

•

Significant legal disputes and proceedings; government investigations (particularly of industry or company business, trade or marketing practices);

•

Failure or breach of key information technology systems;

•

Negative publicity related to our company, brands, marketing, personnel, operations, business performance or prospects; and

•

Business disruption, decline, or costs related to organizational changes, reductions in workforce, or other cost-cutting measures, or our failure to attract or retain key executive or employee talent.

Risks Related To Our Management

Mark T. Lucero, our Founder, Chief Executive Officer, President and Director distributes a vodka product under the brand name, White Diamond which is confusingly similar to Blue Diamond, the brand of our vodka products, which could adversely affect the value of our brands and reduce our revenues.

The success of our business depends on the recognition of the Blue Diamond brand name. Mark T. Lucero, our Founder, Chief Executive Officer, President and Director controls Beverage Brands, Inc., which distributes a vodka product under the brand name White Diamond which is confusingly similar to Blue Diamond, the brand of our vodka. Additionally, White Diamond and Blue Diamond are produced by the same manufacturer in Estonia. Both products are then sold to the same customers. These factors make White Diamond and Blue Diamond products confusingly similar and make it difficult for consumers to distinguish between the brands. This makes it difficult for us to build brand recognition which could adversely affect the value of our brands and reduce our revenues. Consumers could mistakenly construe negative publicity about White Diamond Vodka to our products which would harm our reputation, brands and competitive position.

Should we lose the services of Mark T. Lucero, our Founder, Chief Executive Officer, President and Director, our financial condition would be negatively impacted.

Our future depends on the continued contributions of Mark T. Lucero, our Founder, Chief Executive Officer, President and Director who would be difficult to replace.  Mr. Lucero’s services are critical to the management of our business and operations.  We do not maintain key man life insurance on Mr. Lucero.  Should we lose his services, we may be unable to replace his services with equally competent and experienced personnel, and our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

Mark T. Lucero, our Founder, Chief Executive Officer, President and Director has actual and potential conflicts of interest which may not be resolved in our favor.

Mark T. Lucero, our Founder, Chief Executive Officer, President and Director has actual and potential conflicts of interests that may negatively impact our operations and revenues.  Mr. Lucero’s other business interests are in conflict with our interests and those of our minority stockholders.  We may present Mr. Lucero with business opportunities, which are mutually desired. We could compete with Mr. Lucero’s other business interests for customers, pricing, investment capital, technical resources, management time, key personnel and other opportunities.  We have not entered into employment agreements with Mr. Lucero prohibiting him from engaging in activities that compete with our business.

You should carefully consider these conflicts of interest before deciding whether to invest in shares of our common stock.  We have not yet adopted a policy for resolving such conflicts of interest. Any of these conflicts could negatively impact our revenues. These conflicts include the following:

•

Mark T. Lucero our Founder, Chief Executive Officer, President and Director controls Beverage Brands, Inc. (BBI) a Pennsylvania limited liability company which distributes a vodka product under the White Diamond brand name.

•

We presently distribute one product, Blue Diamond Vodka in a 750 ml bottle and BBI distributes one vodka product in a 750 ml bottle. White Diamond and Blue Diamond Vodka are sold to consumers at the same retail locations. Because White Diamond and Blue Diamond Vodka produce similar products with similar brand names that are sold at the same retail locations, it may be difficult for consumers to distinguish between the two brands which could negatively impact our revenues.

•

White Diamond and Blue Diamond are manufactured by a European distiller who provides the finished vodka product for each.

•

White Diamond and Blue Diamond vodka are each sold to the same customers. As a result, White Diamond competes with us for sales to our customers.

•

BBI resells White Diamond vodka for $156 per case and we sell Blue Diamond vodka for approximately $154 per case which may make our pricing less attractive than the pricing for White Diamond vodka and thereby reduce orders for our product.

•

BBI’s product, White Diamond vodka is sold at retail locations for $12.99 per 750 ml bottle and our product, Blue Diamond vodka sells for $21.99 per 750 ml bottle. Because our product is significantly more expensive than BBI’s product, our sales may be reduced.

•

Because White Diamond and Blue Diamond are sold at the same retail locations, we may compete for shelf placement and retailer promotions.

•

Mark T. Lucero is our only full time employee which spends 160 hours per month on our business. Mr. Lucero also manages the day to day operations of BBI and is its only fulltime employee. Mr. Lucero spends approximately 20 hours per month on BBI’s business. We may compete with BBI for Mr. Lucero’s efforts and time in the future which could negatively impact our operations.

Our officers and directors devote limited time to our business, which may negatively impact our plan of operations, the implementation of our business plan, and our potential profitability.

While Mark T. Lucero, our Founder, Chief Executive Officer, President and Director, dedicates approximately 160 hours per month, John J. Hadgkiss, our Secretary and Director, only dedicates approximately 10 hours per month, to our business. Additionally, Mr. Lucero operates another company, Beverage Brands, Inc., that sells a vodka product and he runs its day to day operations.  As a result, we may compete with Beverage Brands for Mr. Lucero’s efforts which would negatively impact our plan of operations, implementation of our business plan, and our potential profitability.

Our officers and directors have no experience managing a public company which is required to establish and maintain disclosure controls and procedures, including internal control over financial reporting.

Our management has no experience in managing a public company which is required to establish and maintain disclosure controls and procedures, along with internal control over financial reporting.  As a result, we may not be able to operate successfully as a public company, even if our operations are successful.  We plan to comply with all of the various rules and regulations, which are required for a public company that is reporting company with the Securities and Exchange Commission.  However, if we cannot operate successfully as a public company, your investment may be materially adversely affected.

We will incur additional costs and management time related expenses pertaining to SEC reporting obligations and SEC compliance matters and our management has no experience in such matters.

Mark T. Lucero, our Founder, Chief Executive Officer, President and Director is responsible for managing us and ensuring our compliance with SEC reporting obligations, maintaining disclosure controls and procedures, and internal control over financial reporting.  These public reporting requirements and controls are new to us and at times will require us to obtain outside assistance from legal, accounting, or other professionals which will increase our costs of doing business.  Should we fail to comply with SEC reporting and internal controls and procedures, we may be subject to securities law violations, that may result in additional compliance costs or costs associated with SEC judgments or fines, each of which would increase our costs and negatively affect our potential profitability, including our ability to conduct our business.

Because we do not have an audit or compensation committee, shareholders will be required to rely on the members of our board of directors, who are not independent, to perform these functions.

We do not have an audit or compensation committee or board of directors as a whole that is composed of independent directors.  Because our directors are also our officers and controlling shareholders, they are not independent.  There is a potential conflict between their or our interests and our shareholders’ interests, since our directors are also our officers who will participate in discussions concerning management compensation and audit issues that may affect management decisions.  Until we have an audit committee or independent directors, there may be less oversight of management decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act.  For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1,000,000,000, if we issue more than $1,000,000,000 in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $100,000,000 as of any April 30 before that time, in which case we would no longer be an emerging growth company as of the following April 30.  We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Risks Related to Our Common Stock

 Our officers and directors have voting control over all matters submitted to a vote of our common stockholders, which will prevent our minority shareholders from having the ability to control any of our corporate actions.

As of the date of the filing of this Annual Report, we had 11,796,333 shares of common stock outstanding, each entitled to one vote per common share.  Our Founder, Chief Executive Officer, President and Director, Mark T. Lucero, controls 10,127,000 common shares which entitles him to control approximately 86% of the votes on all matters submitted to a vote of our common stockholders.  As a result, Mr. Lucero has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors.  Our management’s control of our voting securities may make it impossible to complete some corporate transactions without its support and may prevent a change in our control.  In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Our common stock is not currently quoted or listed and may never be quoted or listed by the OTC Markets or any other listing or quotation service and if listed, no market may ever develop for our common stock, or if developed, may not be sustained in the future. Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws.

Our common stock is currently not quoted on any market.  No market may ever develop for our common stock, or if developed, may not be sustained in the future.  The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there might be significant state law restrictions upon the ability of investors to resell our shares.  Accordingly, even if we are successful in having the shares available for trading on the OTC Markets, investors should consider any secondary market for our common shares to be a limited one.  We intend to seek coverage and publication of information regarding the company in an accepted publication, which permits a "manual exemption."  This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state.  However, it is not enough for the security to be listed in a recognized manual.  The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations.  We may not be able to secure a listing containing all of this information.  Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.  Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Accordingly, our common shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

We will be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  We anticipate that our common stock will be a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”.  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers.  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our common shares and may affect the ability of purchasers to sell any of our common shares in the secondary market.

For any transaction (other than an exempt transaction) involving a penny stock, the rules require delivery, prior to such transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market.  Disclosure is also required to be made regarding sales commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that our common stock will qualify for exemption from the Penny Stock Rule.  In any event, even if our common stock is exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Sales of our common stock under Rule 144 could reduce the price of our stock.

In general, unless registered with the SEC, persons holding restricted securities, including affiliates, must hold their shares for a period of at least twelve months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price.  If substantial amounts of our common stock become available for resale under Rule 144, prevailing market prices for our common stock will be reduced.

We may, in the future, issue additional securities, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize us to issue 100,000,000 shares of common stock.  As of the date of this Annual Report on Form 10-K, we have 11,796,333 shares of common stock outstanding.  Accordingly, we may issue up to an additional 88,203,667 shares of common stock.  The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.  We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock.  Our board of directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

We are subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934, which does not require a company to file all the same reports and information as a fully reporting company.

We are subject to the 15(d) reporting requirements according to the Securities Exchange Act of 1934. Provided that we have less than 300 shareholders, we are not required to continue to file these reports. If the reports are not filed, investors will have reduced information about us including about our business, plan of operations and financial condition.  In addition, as a filer subject to Section 15(d) of the Exchange Act, we are not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; we are subject to only limited portions of the tender offer rules; our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings of our common shares; that these persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent (5%) holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

There is no assurance of a public market or that our common stock will ever trade on a recognized stock exchange.  Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock. Our shares have not been listed or quoted on any exchange or quotation system. There is no assurance that a regular trading market will develop or that if developed, will be sustained.  In the absence of a trading market, an investor may be unable to liquidate their investment.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase our common stock.

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, to finance our business.  As a result, we do not anticipate paying any cash dividends in the foreseeable future.  Our payment of any future dividends will be at the sole discretion of our Board of Directors after considering whether we have generated sufficient revenues, our financial condition, operating results, cash needs, growth plans and other factors.  Accordingly, investors that are seeking cash dividends should not purchase our common stock.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks.  As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 400 square feet of office space at 554 33rd St., Pittsburgh, PA 15201, from RCH Pittsburgh LLC, a company controlled by Richard C Hvizdak. We paid annual rent of 10,000 shares of our common stock for this location. We lease approximately 600 square feet of storage space at 8179 Steubenville Pike, Imperial, PA 15126 from Jason Valenti. We paid annual rent of 20,000 shares of our common stock for this location.  These two locations are adequate and suitable for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4.	MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock. Our shares have not been listed or quoted on any exchange or quotation system. There is no assurance that a regular trading market will develop or that if developed, will be sustained.  In the absence of a trading market, an investor may be unable to liquidate their investment.

Security Holders

As of December 31, 2015, we had 42 shareholders of our common stock.

Dividends

Since our inception on April 17, 2014, we have not paid any dividends on our common stock.  We do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our board of directors will have the discretion to declare and pay dividends in the future.  Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our board of directors may deem relevant.

Issuer Purchases of Equity Securities

None

Recent Sales of Unregistered Securities

The two (2) years prior to the date of this report, we offered and sold securities below.  None of the issuances involved underwriters, underwriting discounts or commissions.  We relied upon Sections 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities.  We believed these exemptions were available because:

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

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

•

Access to all our books and records;

•

Access to all material contracts and documents relating to our operations; and

•

The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

On October 6, 2014, we sold 10,000 shares of common stock to William Scott Baker at the price of $0.30 per share or an aggregate price of $3,000. On October 6, 2014 we issued an additional 20,000 shares of common stock to William Scott Baker for services rendered.  We valued these shares at $0.30 per share or an aggregate price of $6,000.

On August 17, 2015, we sold 10,000 shares of common stock to Venkata Ramana Reddy Bhimavarapn at a price of $0.30 per share or an aggregate of $3,000.

On December 18, 2014, we sold 10,000 shares of common stock to Kenneth Ciesielka at the price of $0.30 per share or an aggregate price of $3,000.

On November 21, 2014, we sold 80,000 shares of common stock to Terry Cook at the price of $0.30 per share or an aggregate price of $24,000.

On October 21, 2014, we sold 70,000 shares of common stock to George Dayieb at the price of $0.30 per share or an aggregate price of $21,000. On October 3, 2014 we issued an additional 20,000 shares of common stock to George Dayieb for services. We valued these shares at $0.30 per share or an aggregate price of $6,000.

On December 4, 2015, the Company issued 15,000 shares of common stock to Pasquale D’Onofrio for services rendered.

On October 20, 2014, we sold 50,000 shares of common stock to Sara Flasher at the price of $0.30 per share or an aggregate price of $15,000.

On May 18, 2015 we sold 5,000 shares of common stock to Diane Flynn at the price of $0.30 per share or an aggregate price of $1,500.

On May 15, 2015, we sold 33,333 shares of common stock to Dawn Fuchs at the price of $0.30 per share or an aggregate price of $10,000.

On June 21, 2014, we sold 17,000 shares of common stock to Chad Gabersek at the price of $0.30 per share or an aggregate price of $5,100.

On April 15, 2015, we sold 10,000 shares of common stock to Rex Paul Gatto at the price of $0.30 per share or an aggregate price of $3,000.

On August 27, 2015, we sold 20,000 shares of common stock to Sanjay Gupta at a price of $0.30 per share or an aggregate of $6,000.

On August 27, 2014, we sold 500,000 shares of common stock to John J. Hadgkiss, our Secretary and Director, at the price of $0.18 per share or an aggregate price of $90,000. On July 7, 2015, we sold an additional 100,000 shares of common stock to John J. Hadgkiss at a price of $0.18 per share or an aggregate of $18,000.

On March 1, 2015, we sold 10,000 shares of common stock to Michael Iacovelli at the price of $0.30 per share or an aggregate price of $3,000.

On March 22, 2015, the Company sold 10,000 shares of common stock to Subramoniam Jayakomar at the price of $.30 per share or an aggregate of $3,000. On February 12, 2015, the Company issued 10,000 shares of common stock to Subramoniam Jayakomar for services rendered to us. On October 1, 2015, we issued 15,000 shares of our common stock to Subramoniam Jayakumar at a price of $0.30 per share or an aggregate of $4,500 for consulting services. On December 1, 2015 we issued 65,000 shares of common stock at a price of $0.30 per share or an aggregate of $19,500 to Subramoniam Jayakomar in exchange for services..

On April 20, 2015, we sold 30,000 shares of common stock to JPDO Holdings, LLC, a company controlled by James Pastore, at the price of $.30 or an aggregate of $9,000. On August 26, 2015, we sold 50,000 shares of common stock to JPDO Holdings, LLC, a company controlled by James Pastore, at a price of $0.30 per share or an aggregate of $15,000.

On May 28, 2015 we sold 7,000 shares of common stock to Krishnasamy Karuppiah at the price of $0.30 per share or an aggregate price of $2,100.

On April 17, 2015, we sold 7,000 shares of common stock to Thomas Litman at the price of $0.30 per share or an aggregate price of $2,100.

On May 8, 2015, we sold 16,000 shares of common stock to Mark H. Loevner at the price of $0.30 per share or an aggregate price of $4,800.

On April 17, 2014, we sold 90,000 shares of common stock to Mark T. Lucero, our Founder, Chief Executive Officer, President and Director, at the price of $0.30 per share or an aggregate price of $27,000. On April 21, 2014 we sold 10,010,000 shares of common stock to Mark T. Lucero, our Founder, Chief Executive Officer, President and Director, in exchange for the Blue Diamond, Diamond Girl, White Crystal and Blue Crystal trade names. We valued these shares at $.00004 per share or an aggregate price of $365. From April 2015 through June 2015, we issued 9,000 shares of common stock to Mark T. Lucero for compensation. We valued these shares at $0.30 per share or an aggregate of $2,700. From July through September 2015, we issued 9,000 shares of common stock to Mark T. Lucero as compensation. These shares were valued at $0.30 per share or an aggregate of $2,700. From October through December 2015, we issued 9,000 common shares to Mark T. Lucero as compensation. These shares were valued at .30 per share or an aggregate of $2,700.

On November 10, 2015, we sold 7,000 shares of common stock to Chris Manna at the price of $.30 per share or an aggregate price of $2,100.

On January 22, 2015, we sold 10,000 shares of common stock to Dean Manna at the price of $0.30 per share or an aggregate price of $3,000.

On November 15, 2015, we sold 7,000 shares of common stock to Valerie Renee Manna at the price of $.30 per share or an aggregate price of $2,100.

On November 28, 2015, we issued 30,000 shares of common stock to Jayson Marino for the price of $0.30 per share or an aggregate of $9,000.

On January 22, 2015, we sold 10,000 shares of common stock to Doreen Mossey at the price of $0.30 per share or an aggregate price of $3,000.

On November 16, 2015, the Company issued 25,000 shares of common stock to Marc Mrvos for services rendered.

On June 2, 2015, we sold 5,000 shares of common stock to K.Gopalkrishna Pai at the price of $0.30 per share or an aggregate price of $1,500.

On December 4, 2015, we sold 50,000 shares of common stock to Richard Petrucci at the price of $.20 per share or an aggregate price of $10,000.

On October 9, 2014, we sold 17,000 shares of common stock to William Pollock, Jr. at the price of $0.30 per share or an aggregate price of $5,100.

On October 9, 2014, we sold 23,000 shares of common stock to David Quinn at the price of $0.30 per share or an aggregate price of $6,900.

On December 18, 2014, we sold 5,000 shares of common stock to Jerry Rabinowitz at the price of $0.30 per share or an aggregate price of $1,500.

On April 20, 2015 we issued 10,000 shares of common stock to RCH Pittsburgh LLC, a Pennsylvania corporation controlled by Rick Hvizdak, as rent for our location at 554 33rd St., Pittsburgh, PA 15201. We valued these shares at $0.30 per share or an aggregate price of $3,000.

On September 18, 2015, we sold 30,000 shares of common stock to Richard J. Reeder at a price of $0.30 per share or an aggregate of $9,000.

On August 28, 2015, we sold 100,000 shares of common stock to David V. Schmidt at the price of $0.20 per share or an aggregate of $20,000.

On November 28, 2015 we issued 20,000 shares of common stock to Steel City Distributors, Inc. at the price of $0.30 per share or an aggregate of $6,000. Steel City Distributors, Inc. is a West Virginia corporation controlled by Jayson Marino

On December 21, 2015, the Company issued 10,000 shares of common stock to the Gray Group Inc., a Pennsylvania corporation for services rendered. The Gray Group is controlled by Michelle Gray Freyvogel.

On September 23, 2014, we sold 6,000 shares of common stock to Jason Valenti at the price of $0.30 per share or an aggregate price of $1,800. On September 23, 2014 we issued 20,000 common shares to Jason Valenti for rent of our location at 8179 Steubenville Pike, Imperial, PA 15126.  We valued these shares at $0.30 per share or an aggregate price of $6,000.

On December 5, 2014, we sold 10,000 shares of common stock to Yu Chi Wang at the price of $0.30 per share or an aggregate price of $3,000.

On December 7, 2015, we sold 20,000 share of common stock to Kenneth Wehar at the price of $.30 per share or an aggregate of $6,000.

On October 20, 2014, we sold 50,000 shares of common stock to Ching Kui Weng at the price of $0.30 per share or an aggregate price of $15,000. On October 20, 2014 we issued 10,000 shares of common stock to Ching Kui Weng for services rendered. We valued these shares at $0.30 per share or an aggregate price of $3,000.

From April 17, 2014 (Inception) through December 31, 2014, we issued 439,320 shares to Hamilton & Associates Law Group for legal services. For the year ended December 31, 2015, we issued an additional 23,847 shares of common stock for legal services to Hamilton & Associates Law Group. The value of the services performed for these shares was $10,000 in aggregate.  In April of 2015, we repurchased 363,167 of these shares issued for legal services for $20,000. In August of 2015, we repurchased the remaining 100,000 shares issued for legal services for $10,000.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in Item 1A. above and the risk factors set forth in this Annual Report.  Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements.  The forward-looking statements made in this Annual Report are made as of the filing date of this Annual Report with the SEC, and future events or circumstances could cause results that differ significantly from the forward-looking statements included here.  Accordingly, we caution readers not to place undue reliance on these statements.  We expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Vodka Brands Corp (“Vodka Brands”, the “Company”, “we”, and “our”) for year ended December 31, 2015, compared to the period April 17, 2014 (Inception) through December 31, 2014. The following information should be read in conjunction with the financial statements for the year ended December 31, 2015 and the period April 17, 2014 (Inception) through December 31,2014 and notes thereto appearing elsewhere in this Annual Report on Form 10-K (this “Report”). Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our Business

We began operations on April 17, 2014 (Inception) and operate within the alcoholic spirit industry. Through our operations we oversee the manufacturing of our Blue Diamond Vodka and sell our product in the United States with hopes of expanding internationally. We have a federal permit to import alcoholic beverages. Currently, our customers include the Pennsylvania Liquor Control Board the Alcoholic Beverage Control of Mississippi. We are also licensed in West Virginia and Tennessee and we have signed an agreement with a distributor in Tennessee.  We plan to continue to develop our trademarked name “Blue Diamond” brand as well as our other trademarked brands.

Our cash on hand as of December 31, 2015, is $35,445.

RESULTS OF OPERATIONS

Sales

We generated sales of $37,632 for the year ended December 31, 2015 and $23,850 for the period from April 17, 2014 (Inception) through December 31, 2014.  The increase is due primarily to the higher sales volumes. During 2015 we shipped 2,868 bottles versus 1,800 during the period April 17, 2014 (Inception) through December 31, 2014.

During the year, we completed our second production run of 1,229 cases of Blue Diamond Vodka and received this product in September 2015.  Production costs are similar to our initial production cost. The most significant variable in product cost in the future is expected to be currency exchange rates between the Euro and the US Dollar. Our European suppliers invoice in Euros. We do not believe that inflation had any material impact on us during the year ended December 31, 2015 and the period April 17, 2014 (Inception) through December 31, 2014.

We recognize revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) shipment has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

With the introduction of Blue Diamond Vodka as a shelf item in the State of Pennsylvania last year, our sales are currently to the Pennsylvania Liquor Control Board and can be found in approximately forty five of their stores. If we were to lose this customer, our operations would be materially impacted. However, we have the possibility to increase the number of stores in Pennsylvania, and much greater potential nationally, and internationally.  To this end, we made our first sale to the Mississippi Department of Revenue during the third quarter ended September 30, 2015. Our product is sold in approximately forty stores in Mississippi.

Cost of Goods Sold

Our cost of sales were $26,680 for the year ended December 31, 2015 compared to $16,414 for the period April 17, 2014 (Inception) through December 31, 2014. The $10,266 increase in our cost of sales was primarily due to increased quantities sold.

Gross profit

We expect to be able to maintain a gross profit margin of approximately 30% on our product.  For the year ended December 31, 2015 our gross profit margin was 29.1% and for the period April 17, 2014 (Inception) through December 31, 2014, our gross profit margin was 31.2%. We expect that our 2016 profit margin will remain in line with our aforementioned expectations, however we have flexibility to adjust prices if necessary to gain market share.

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

Net loss

We incurred a net loss of $240,291 for the year ended December 31, 2015, and $69,135 for the period April 17, 2014 (Inception) through December 31, 2014.

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

During April 2014, Trademark Holdings, LLC, a wholly owned company of our CEO, contributed the trademarks Blue Diamond, Diamond Girl, Blue Crystal and White Crystal to the Company. We recorded the trademarks at carryover basis and will continue to amortize these trademarks in accordance with their useful life from the date of registration.

Effective April 28, 2015 we executed a consulting agreement with a consultant who is an affiliate with BBI. The Company compensates $1,000 per month to the consultant and requires a minimum of fifty hours of services per month. The agreement may terminate, at anytime, by written notice of the Company. At December 31, 2015, the Company advanced this consultant $3,350 for future services which are expected to be performed within one year. The total fees incurred related to this consultant were $14,700 and $- for the year ended December 31, 2015 and for the period April 17, 2014 (Inception) through December 31, 2014. The fees are included in consulting fees.

We have an informal consulting agreement with a consultant who performs services as the Company’s interim Chief Financial Officer (“CFO”). The total amount expensed was $3,150 and $- for the year ended December 31, 2015 and for the period April 17, 2014 (Inception) through December 31, 2014, respectively.  The expense is reflected in professional fees. At December 31, 2015 and 2014, the Company owed $500 and $- to this related party and these amounts are included in accounts payable - related party.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, our current assets were $142,964 and our current liabilities were $40,084 and as of December 31, 2014 our current assets were $161,603 and our current liabilities were $9,254.

As of  December 31,  2015, our stockholders’ equity was $103,839, and as of December 31, 2014 our stockholders’ equity was $152,630.

At December 31, 2015, and December 31, 2014, we had 11,796,333 and 11,457,320 common shares outstanding, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2015, net cash used in operating activities was $229,832 and for the period April 17, 2014 (Inception) through December 31, 2014, net cash used in operating activities was $61,392.  The increase was primarily due to operating losses, inventory purchases and increases accounts receivable for the year ended December 31, 2015, compared with the period April 17, 2014 (Inception) through December 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of shares of our common stock.  For the year ended December 31, 2015, net cash provided by financing activity was $137,200 and for the period April 17, 2014 (Inception) through December 31, 2014 net cash provided by financing activities was $190,400 received from proceeds from issuance of our common stock to investors.

In April 2015, we entered into an arrangement to repurchase 363,167 shares of common stock issued for legal services. We paid $20,000 for these shares. In August 2015, we entered into an arrangement to repurchase the remaining 100,000 shares of common stock issued for legal services. We paid $10,000 for these shares. In September 2015, we executed a cancellation resolution of the 463,167 of the repurchased shares. The cancelation is reflected as a reduction common stock at the price paid of $35,000.

PLAN OF OPERATION AND FUNDING

Operations

Our overriding objective is to produce high quality vodka products with recognizable brand names and to expand distribution nationally and internationally.   We plan to increase sales of our Blue Diamond Vodka brand and to develop our other brand names.  Increase in sales of our existing brand can be achieved through the improvement in product packaging which has been ongoing, promotional activities, and forming relationships with distributors.  We can develop one or more of our other brand names in the next six to twelve months.  An important component of success will be to add an individual to our management team who has industry experience and relationships with national and international distributors.

Product Development

Our Blue Diamond Vodka bottle is produced in France and shipped to Northern Europe to the country of Estonia to complete production.  Current production of Blue Diamond Vodka includes some noticeable improvements in product packaging.  For example, the bottle closure will utilize an up-scale synthetic cork with logo embossed on the top.  A PVC capsule with logo will complement the long neck bottle.  There will be a clear portion surrounding the diamond in martini glass design on the frosted bottle and other slight modifications.  These modest but noticeable changes should give our product a cleaner, more professional and appealing appearance.  We anticipate further development of other brands within six to twelve months.

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

Material Commitments

As of the date of this Annual Report, we do not have any material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The report of the independent registered public accounting firm accompanying our December 31, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

 Not Applicable.

ITEM 8. FINANCIAL STATEMENTS

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Report of Urish Popeck & Co., LLC, Independent Registered Public Accounting Firm

F-1

Balance Sheets as of December 31, 2015 and 2014

F-2

Statements of Operations for the year ended December 31, 2015 and for the period April 17, 2014 (Inception) through December 31, 2014

F-3

Statements of Changes in Stockholders' Equity for the year ended December 31, 2015 and for the period April 17, 2014 (Inception) through December 31, 2014

F-4

Statements of Cash Flows for the year ended December 31, 2015 and for the period April 17, 2014 (Inception) through December 31, 2014

F-5

Notes to the Financial Statements

F-6

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Vodka Brands Corp

Pittsburgh, PA

We have audited the accompanying balance sheets of Vodka Brands Corp as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2015 and the period April 17, 2014 (Inception) through December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vodka Brands Corp at December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and the period April 17, 2014 (Inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has incurred operating losses since inception and has an accumulated deficit at December 31, 2015. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Urish Popeck & Co., LLC

Pittsburgh, PA

April 13, 2016

VODKA BRANDS CORP
BALANCE SHEETS

	December 31, 2015	December 31, 2014

Assets

Current assets:
Cash	$ 35,445	$ 129,008
Accounts receivable, net	7,607	7,155
Accounts receivable, net - related party	23,850	-
Prepaid rent and consulting fees	6,267	16,750
Inventory	66,445	8,690
Short-term advance - related party	3,350	-
Total current assets	142,964	161,603

Property, plant and equipment
Office equipment	931	-
Accumulated depreciation	(141)	-
Property, plant and equipment, net	790	-

Other assets
Trademarks	1,125	1,125
Accumulated amortization	(956)	(844)
Other assets, net	169	281

Total assets	$ 143,923	$ 161,884

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 34,383	$ 1,501
Accounts payable - related party	5,701	6,359
Accrued expenses	-	1,394
Total current liabilities	40,084	9,254

Commitments and contingencies

Stockholders' equity:
Common stock, no par value, 100,000,000 shares authorized;
11,796,333 and 11,457,320 shares issued and outstanding
at December 31, 2015 and 2014, respectively	424,265	252,765
Subscription receivable	(11,000)	(31,000)
Accumulated deficit	(309,426)	(69,135)
Total stockholders' equity	103,839	152,630

Total liabilities and stockholders' equity	$ 143,923	$ 161,884
See accompanying notes to financial statements.

VODKA BRANDS CORP
STATEMENTS OF OPERATIONS

		April 17, 2014
	Year ended	(Inception)
	December 31,	through December 31,
	2015	2014
Sales	$ 37,632	$ 23,850
Cost of sales	26,680	16,414
Gross profit	10,952	7,436

Operating expenses
Selling expenses	46,041	10,773
General and administrative expenses	205,202	65,798
Total operating expenses	251,243	76,571

Loss from operations before provision for income taxes	(240,291)	(69,135)

Provision for income taxes	-	-

Net loss	$ (240,291)	$ (69,135)

Basic and diluted loss per common share	$ (0.02)	$ (0.01)

Basic and diluted weighted average common shares outstanding	11,477,196	10,722,765

See accompanying notes to financial statements.

VODKA BRANDS CORP
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common stock		Treasury stock				Total
	(no Par Value)		(no Par Value)		Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	receivable	deficit	equity
Balance at April 17, 2014 (Inception)	-	$ -	-	$ -	$ -	$ -	$ -

Issuance of 10,010,000 shares of
common stock for trademarks	10,010,000	365	-	-	-	-	365

Issuance of 938,000 shares of
common stock	938,000	221,400	-	-	(31,000)	-	190,400

Issuance of 50,000 shares of
common stock for consulting services	50,000	15,000	-	-	-	-	15,000

Issuance of 20,000 shares of
common stock for rent	20,000	6,000	-	-	-	-	6,000

Issuance of 439,320 shares of
common stock for legal services	439,320	10,000	-	-	-	-	10,000

Net Loss	-	-	-	-	-	(69,135)	(69,135)

Balance at December 31, 2014	11,457,320	$ 252,765	-	$ -	$ (31,000)	$ (69,135)	$ 152,630

Issuance of 597,333 shares of
common stock	597,333	152,200	-	-	-	-	152,200

Issuance of 167,847 shares of
common stock for consulting and
professional services	167,847	43,200	-	-	-	-	43,200

Issuance of 10,000 shares of
common stock for rent	10,000	3,000	-	-	-	-	3,000

Issuance of 27,000 shares of
common stock for compensation	27,000	8,100	-	-	-	-	8,100

Repurchase of 463,167
shares of treasury stock	(463,167)	-	463,167	(35,000)	-	-	(35,000)

Cancelation of 463,167 shares of
shares of treasury stock	-	(35,000)	(463,167)	35,000	-	-	-

Collections on subscription receivable	-	-	-	-	20,000	-	20,000

Net Loss	-	-	-	-	-	(240,291)	(240,291)

Balance at December 31, 2015	11,796,333	$ 424,265	-	$ -	$ (11,000)	$ (309,426)	$ 103,839
See accompanying notes to financial statements.

VODKA BRANDS CORP
STATEMENTS OF CASH FLOWS

		April 17, 2014
	Year ended	(Inception)
	December 31,	through December 31,
	2015	2014
Cash flows from operating activities:

Net loss	$ (240,291)	$ (69,135)

Adjustments to reconcile net loss to
net cash used by operating activities:
Legal expense paid with common stock	-	10,000
Prepaid rent and consulting expense paid
with common stock	56,683	4,250
Stock-based compensation	8,100	-
Depreciation and amortization expense	253	84

Changes in operating assets and liabilities:
Increase in accounts receivable	(452)	(7,155)
Increase in accounts receivable - related party	(23,850)	-
Increase in inventory	(57,755)	(8,690)
Increase in short-term advance- related party	(3,350)	-
Increase in accounts payable	32,882	1,501
(Decrease) increase in accounts payable - related party	(658)	6,359
(Decrease) increase in accrued expenses	(1,394)	1,394
Net cash used in operating activities	(229,832)	(61,392)

Cash flows from investing activities:
Purchase of fixed assets	(931)	-
Net cash used in investing activities	(931)	-

Cash flows from financing activities:
Payments received on subscription receivable	20,000	-
Proceeds from issuance of common stock	152,200	190,400
Purchase of treasury stock	(35,000)	-
Net cash provided by financing activities	137,200	190,400

Net (decrease) increase in cash	(93,563)	129,008

Cash, at beginning of period	129,008	-
Cash, at end of period	$ 35,445	$ 129,008

Supplemental disclosures of cash flow information:
Interest paid	$ 5	$ -

Supplemental disclosures of non-cash flow information:
Non-cash investing activities:
Common stock issued for trademarks	$ -	$ 365

Non-cash financing activities:
Common stock issued for consulting and rent	$ 46,200	$ 21,000
Common stock issued for legal services	-	10,000
Common stock issued for subscription receivable	-	31,000
Common stock issued for compensation	8,100	-
See accompanying notes to financial statements.

VODKA BRANDS CORP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business

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

Note 2 - Going Concern

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. For the year ended December 31, 2015, the Company had a net loss of $240,291. As of December 31, 2015, the Company has an accumulated deficit of $309,426.  Due to the start-up nature of the Company, the Company expects to incur additional operating losses in the immediate future.  Given the operating loss and expected future operating losses, the Company’s ability to realize its assets and discharge its liabilities depends on its ability to generate cash from capital financing and generate future profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company's significant accounting policies are those that are both most important to the Company's financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may materially vary from these estimates. Significant estimates include the allowance for doubtful accounts and valuation of trademarks.

Revenue Recognition

The Company recognizes revenue when the customer takes ownership of the applicable goods and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of a sale exists and the sales price is fixed or determinable. For the Company, title passes when delivery has occurred.

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

Accounts Receivable

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on management’s experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The allowance for doubtful accounts was $- as of December 31, 2015 and 2014. The Company does not have any off-balance-sheet credit exposure related to its customers. Collections on accounts receivable previously written off are included in income as received.

Inventory

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management regularly evaluates the composition of the Company’s inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

Property, plant and equipment

Property, plant and equipment, are stated at cost less depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

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

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) ASC 360, Long-Lived Assets, such as property, plant and equipment and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company determined that there was no impairment at December 31, 2015 and December 31, 2014.

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

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, Research and Development. Research and development costs were the following:

		April 17, 2014
		(Inception)
	Year ended December 31,	through December 31,
	2015	2014
Research and development	$ -	$ -

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

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260, Earnings per share. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the year ended December 31, 2015 and for the period April 17, 2014 (Inception) through December 31, 2014.

Comprehensive Income

Net loss is the Company’s only component of comprehensive income or loss for the year ended December 31, 2015 and for the period April 17, 2014 (Inception) through December 31, 2014.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value provisions of ASC 718, Compensation — Stock Compensation that requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock-based payments including stock options and restricted stock. This topic requires companies to estimate the fair value of the stock-based awards on the date of grant for options are issued to employees and directors. The Company uses a Black-Scholes valuation model as the most appropriate valuation method for pricing these options. Awards for consultants are accounted for under ASC 505-50, Equity Based Payments to Non-Employees. Any compensation expense related to consultants is marked-to-market over the applicable vesting period as they vest. There are customary limitations on the sale or transfer of the stock. There were no stock options issued during the year ended December 31, 2015 and for the period April 17, 2014 (Inception) through December 31, 2014.

Persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our financial statements.

In January 2016, the FASB issued ASU 2016-01, which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, and provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. We are currently assessing the potential impact of this ASU on our financial position and results of operations.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40). This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments contained in this ASU apply to all companies and not-for-profit organizations. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently assessing this ASU’s impact on the Company’s financial position, results of operations, and cash flows. We are currently evaluating what impact, if any, the adoption will have to the presentation of our financial statements and related disclosures, but do not expect it to have a material impact on our financial position, results of operations, or cash flows.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company adopted this standard which did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective for the Company on January 1, 2018, however early adoption is permitted any time after the original effective date, which for us is January 1, 2017. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures, but do not expect it to have a material impact on our financial position, results of operations, or cash flows.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations

Reclassification

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Note 4 - Common Stock

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

In April 2014, 10,010,000 shares of common stock were issued to the initial founder as the consideration for assigning the Company the title of trademarks, which were owned by a company wholly owned by the founder. The trademarks were valued at its net book value of $365. In addition, the founder purchased 90,000 shares for cash of $27,000 at $0.30 per share in April of 2014

From April 2014 through December 2014, 348,000 shares of common stock were issued for cash of $104,400 at $0.30 per share, of which $11,000 and $31,000 remained in subscription receivable as of December 31, 2015 and 2014. An additional 500,000 shares of common stock were issued for cash of $90,000 at $0.18 per share to our Treasurer/Secretary of the Company’s Board of Directors.

From April 2014 through December 2014, 70,000 shares of common stock were issued for services rendered and rent. These 70,000 shares were valued at $0.30 per share. In April 2014, 439,320 shares of common stock were issued for legal services. These shares were valued at $10,000.

From January 2015 through December 2015, 347,333 shares of the Company’s common stock were issued for cash of $104,200 at $0.30 per share. From January 2015 through December 2015, 150,000 shares of the Company’s common stock were issued for cash of $30,000 at $0.20 per share.  From January 2015 through December 2015, 100,000 shares of the Company’s common stock were issued for $18,000 at $0.18 per share to our Treasurer/Secretary of the Company’s Board of Directors.

From January 2015 through December 2015, 154,000 shares of common stock were issued for services and rent. These 154,000 shares were valued at $0.30 per share. An additional 23,847 shares of common stock were issued in connection with Hamilton & Associates Law Group, P.A. agreement.

The common shares issued for services and rent during the periods were immediately vested upon issuance. The service and rental period were varied from twelve months to eighteen months from the date of the agreements.

On March 7, 2015 the Company entered into an employment agreement with its Chief Executive Officer (“CEO”). Under the terms of the agreement, the CEO will earn 36,000 shares of common stock for his services annually. The agreement was effective April 1, 2015. From April 2015 through December 2015, 27,000 shares of common stock were issued as stock-based compensation. These 27,000 shares were valued at $8,100 of compensation at $0.30 per share. See Note 12. The agreement may terminate, at any time, by mutual agreement of both parties or the employment agreement period terminates upon the earliest of certain conditions or April 1, 2020.

In April 2015, the Company entered into an arrangement to repurchase 363,167 shares of common stock issued for legal services. The Company paid $20,000 for these shares. In August 2015, the Company entered into an arrangement to repurchase the remaining 100,000 shares of common stock issued for legal services. The Company paid $10,000 for these shares. In September 2015, the Company executed a cancellation resolution of the 463,167 repurchased shares. The cancelation is reflected as a reduction common stock at the price paid of $35,000.

Note 5 - Income Tax

The Company has operating losses that may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards, which expire beginning in the year 2034, are offset by a valuation allowance due to the uncertainty of profitable operations in the future.  The cumulative net operating loss carry forward as of December 31, 2015 was $153,717 and $14,935 as of December 31, 2014.  The U.S. federal statutory tax rate is 35.00%.

The significant components of the deferred tax assets are as follows:

		April 17, 2014
	Year ended	(Inception)
	December 31,	through December 31,
	2015	2014

Loss carry forwards	$ (63,783)	$ (6,197)
Less: Valuation allowance	63,783	6,197
Total net deferred tax asset	$ -	$ -

The Company’s tax years open to examination begin with the 2014 federal and state income tax returns. The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company has not recognized any interest or penalties for the underpayment of income taxes or unrecognized tax benefits.

A reconciliation of income taxes at the U.S. federal statutory rate to the effective tax rate for income taxes is as follows:

		April 17, 2014
	Year ended	(Inception)
	December 31,	through December 31,
	2015	2014

Federal tax benefit at statutory rate	(35.00%)	(35.00%)
Non-deductible professional expenses	17.60%	27.44%
State tax benefit, net of federal benefits	(3.23%)	(1.40%)
Net changes in valuation allowance	20.63%	8.96%
Effective tax rate	0.00%	0.00%

Note 6 - Related Party Transactions

On April 20, 2014 the Company purchased inventory from Beverage Brands, Inc. (“BBI”) which is wholly owned by the CEO, in the amount of $25,502. This amount represents the cost of the inventory to BBI.

In addition, BBI paid third parties for storage and administrative services on behalf of the Company. These amounts were charged to cost of sales. The total amount expensed was $3,841 and $2,922 for the year ended December 31, 2015 for the period April 17, 2014 (Inception) through December 31, 2014, respectively. In September 2015, the storage services were invoiced directly to the Company. At December 31, 2015 and 2014, the Company owed $5,201 and $6,359 to this related party and these amounts are included in accounts payable - related party.

Effective April 28, 2015 the Company executed a consulting agreement with a consultant who is an affiliate with BBI. The Company compensates $1,000 per month to the consultant and requires a minimum of fifty hours of services per month. The agreement may terminate, at any time, by written notice of the Company. At December 31, 2015, the Company advanced this consultant $3,350 for future services which are expected to be performed within one year. The total fees incurred related to this consultant were $14,700 and $- for the year ended December 31, 2015 and for the period April 17, 2014 (Inception) through December 31, 2014. The fees are included in consulting fees. See Note 11.

The Company has an informal consulting agreement with a consultant who performs services as the Company’s interim Chief Financial Officer (“CFO”). The total amount expensed was $3,150 and $- for the year ended December 31, 2015 and for the period April 17, 2014 (Inception) through December 31, 2014, respectively.  The expense is reflected in professional fees. See Note 11. At December 31, 2015 and 2014, the Company owed $500 and $- to this related party and these amounts are included in accounts payable - related party.

See additional transactions with related parties in Note 4 and Note 8.

Note 7 - Concentrations

The Company’s revenues include two major customers, the Commonwealth of Pennsylvania and the Mississippi Department of Revenue, which account for 100% of revenues for year ended December 31, 2015.  For the period April 17, 2014 (Inception) through December 31, 2014 the Company had one major customer, the Commonwealth of Pennsylvania, which accounted for 100% of the revenues. Outstanding accounts receivable from these customers amounted to the following:

	December 31, 2015	December 31, 2014
Accounts receivable	$ 7,607	$ 7,155

The Company imports and distributes alcoholic beverages from one supplier which accounted for 100% of the Company’s purchases for the year ended December 31, 2015 and for the period April 17, 2014 (Inception) through December 31, 2014.  All purchases require prepayment terms. Accounts payable to this vendor amounted to $- as of December 31, 2015 and 2014.

Note 8 - Commitments and Contingencies

Control by principal stockholder and CEO

The CEO owns beneficially and in the aggregate, the majority of the common shares of the Company. Accordingly, the CEO has the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets.

Reliance on other parties and related parties

The Company currently is primarily engaged in the business of importing and distributing alcoholic beverages in the United States. However, from April 17, 2014 (Inception) through March 2015, the Company did not have a permit to import and distribute alcoholic beverages in the United States, nor did it have a permit to distribute alcoholic beverages within the United States.

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

In April 2015, the Company obtained its own federal importing permit.

When the Company sells alcoholic beverages to its customer, the Mississippi Department of Revenue, the alcoholic beverages are sent to a bailment warehouse, operated by the Mississippi Department of Revenue. The Company maintains ownership of the alcoholic beverages while in the bailment warehouse, without fee, until final withdraw by the Mississippi Department of Revenue.

When the alcoholic beverage leaves the bonded warehouse, the Company retains a third party as a customer broker to process the paper work with United States Customs and advance the federal tax payment for the alcoholic beverage sold. Payment of the tax is due as the product leaves the bonded warehouse.

Note 9 – Property, plant and equipment

The net book value related to this property, plant and equipment was the following:

	December 31, 2015	December 31, 2014

Cost	$ 931	$ -
Accumulated depreciation	(141)	-
Property, plant and equipment, net	$ 790	$ -

Depreciation of these assets are as follows:

April 17, 2014
	Year ended	(Inception)
	December 31,	through December 31,
	2015	2014

Depreciation	$ 141	$ -

The estimated useful lives of the assets are as follows:

Office equipment and furniture     3-5 years

Note 10 – Trademarks

The net book value related to these trademarks was the following:

	December 31, 2015	December 31, 2014

Cost	$ 1,125	$ 1,125
Accumulated amortization	(956)	(844)
Trademarks, net	$ 169	$ 281

Amortization expense related to these trademarks was the following:

April 17, 2014
	Year ended	(Inception)
	December 31,	through December 31,
	2015	2014

Amortization	$ 112	$ 84

The Company did not incur costs to renew or extend the term of the trademarks during the year ended December 31, 2015 and the period April 17, 2014 (Inception) through December 31, 2015. The future cash flows of the Company are significantly affected by the Company’s ability to renew the trademarks with the United States Patent and Trademark Office.

The estimated useful lives of the assets are as follows:

Trademarks    10 years

The estimated amortization expense is as follows:

      For the year ending December 31, 2016                                                          $112

      For the year ending December 31, 2017                                                          $  57

Note 11 – Operating expenses

Selling expenses consisted of advertising and promotion expenses. These expenses consisted of the following:

		April 17, 2014
	Year ended	(Inception)
	December 31,	through December 31,
	2015	2014

Promotional	$ 24,808	$ 10,023
Advertising	21,233	750
Total	$ 46,041	$ 10,773

General and administrative expenses consisted of the following:

		April 17, 2014
	Year ended	(Inception)
	December 31,	through December 31,
	2015	2014

Depreciation and amortization	$ 253	$ 84
Stock-based compensation	8,100	-
Professional fees	101,509	59,889
Consulting fees	75,196	2,750
Interest	5	-
Meals and entertainment	156	-
Office	5,247	415
Payroll taxes	1,239	-
Stock transfer fees	5,497	1,160
Office rent	8,000	1,500
Total	$ 205,202	$ 65,798

Note 12 – Stock-based Compensation

The fair value of the common stock for compensation was the following:

		April 17, 2014
	Year ended	(Inception)
	December 31,	through December 31,
	2015	2014
Shares issued for compensation	27,000	-
Fair value per share	$ 0.30	$ -
Stock –based compensation expense	$ 8,100	$ -

The fair value assigned, on a per share basis, used as fair value for stock-based compensation, consulting fees and rents is based on share purchases by investors for cash.

Note 13 – Inventories

Inventories consist of the following:

		April 17, 2014
	Year ended	(Inception)
	December 31,	through December 31,
	2015	2014
Finished goods	$ 64,975	$ 8,690
Excise taxes	1,470	-
Total	66,445	8,690
Allowance	-	-
Total	$ 66,445	$ 8,690

Capitalized Excise taxes represents taxes paid for the removal of finished goods from the bonded warehouse and transported to the Mississippi Department of Revenue’s bailment warehouse. These costs are recognized as finished goods are withdrawn by the Mississippi Department of Revenue.

Note 14 - Subsequent Events

Subsequent events have been evaluated through April 13, 2016 which is the date the financial statements were available to be issued. Management did not identify any events requiring recording or disclosure in the financial statements for the year ended December 31, 2015, except those described below:

Effective March 8, 2016, the Company executed an agreement with a distributor to act as the exclusive distributor of Blue Diamond Vodka in certain counties in the state of Tennessee.

On March 23, 2016, the Company was approved by West Virginia Alcoholic Beverage Control Administration for distribution in the state of West Virginia.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) under the Exchange Act, as the end of the period covered by this annual report on Form 10-K.

Based on this evaluation, our chief executive officer concluded that, as of December 31, 2015 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Limitations of Effectiveness of Control and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of our executive officers and directors.  Executive officers are elected annually by our board of directors.  Each executive officer holds his office until he resigns, is removed by the board, or his successor is elected and qualified.  Directors are elected annually by our shareholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name                                              Age                          Position

Mark T. Lucero                               65                             Founder, Chief Executive Officer, President and Director

John J. Hadgkiss                             67                             Secretary and Director

Mark T. Lucero, Founder, Chief Executive Officer, President and Director

Since our inception on April 17, 2014, Mark T. Lucero has been our Founder, Chief Executive Officer, President and Director. From 2002 to the present, Mr. Lucero has been the President and owner of Beverage Brands, Inc., a Pennsylvania corporation engaged in the commercialization of vodka products.

Mr. Lucero obtained a MBA, Masters of Business Administration, from Gannon University in 1974. He received a Bachelor of Science in Industrial Management from Gannon University in 1972.

As our Founder, Chief Executive Officer, President and Director, Mark T. Lucero provides his experience in the alcoholic beverage product development, marketing and distribution.

John J. Hadgkiss, Secretary and Director

Since August 28, 2014, John J. Hadgkiss has been our Secretary and Director. From August of 2002 to the present, Mr. Hadgkiss has been the President of Americare Management LLC, a hospice and health care facility for the elderly.

Mr. Hadgkiss obtained a Bachelor of Arts degree from Gannon University in 1969. He received a Master of Arts Degree from Gannon University in 1972.

As our director, John T. Hadgkiss provides his experience in executive management.

Family Relationships

There are no family relationships among our directors and executive officers and shareholders.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity;

•

Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity; or

•

 Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Business Conduct and Ethics

We do not have any standing audit, nominating, and compensation committees of the board of directors, or committees performing similar functions.  We do not currently have a Code of Ethics applicable to our principal executive, financial, or accounting officer.  All Board actions have been taken by written action rather than formal meetings.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities for the year ending December 31, 2015.

Name and Principal Position	Year /Period Ended Dec. 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark T. Lucero, President, Founder, Chief Executive Officer, Director	2015	0	0	8,100	0	0	0	0	8,100
	2014	0	0	0	0	0	0	0	0
John J. Hadgkiss, Secretary and Director	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

Employment Agreements with Management

On March 7, 2015, we entered into an agreement with Mark T. Lucero, our Founder, Chief Executive Officer, President and Director to provide services to us.  The agreement expires on April 1, 2020, unless Mr. Lucero’s terminated for cause or disability. We must pay 36,000 shares of common stock to Mr. Lucero annually for his services.

Our board of directors determines the compensation paid to our executive officers, based upon the years of service to us, whether services are provided on a full time basis and the experience and level of skill required.

We may award our officers and directors shares of common stock as non-cash compensation as determined by the board of directors from time to time.  The board will base its decision to grant common stock as compensation on the level of skill required to perform the services rendered and time committed to providing services to us.

Outstanding Equity Awards at the End of the Fiscal Year

We do not have and have never had any equity compensation plans and therefore no equity awards are outstanding as of the date of this Annual Report on Form 10-K.

Director Compensation

Our directors do not receive any other compensation for serving on the board of directors.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our board of directors.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan. We may adopt one or more such programs in the future.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with any of our directors or executive officers, and we are not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings, no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors, executive officers, promoters or control persons during the past ten years.

Board of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.  Officers are elected by and serve at the discretion of the board of directors.

Our directors are reimbursed for expenses incurred by them in connection with attending board meetings, but they do not receive any other compensation for serving on the board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our shares of common stock beneficially owned as of December 31, 2015, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise.  Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the date of December 31, 2015.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the Closing Date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 554 33rdStreet, Pittsburgh, Pennsylvania 15201.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Executive Officers and Directors

Mark T. Lucero, Founder, Chief Executive Officer, President, Director(2)	10,127,000	86%

John J. Hadgkiss, Secretary and Director(3)	600,000	5%

Directors and Executive Officers as a group; two persons (2)

TOTAL	10,272,000	91%
Other 5% Holders:

None.

 (1) Based on 11,796,333 shares of common stock issued and outstanding as of the date of December 31, 2015.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Represents 10,010,000 shares which we issued to Mark T. Lucero, our Founder, Chief Executive Officer, President and Director for the Blue Diamond, Diamond Girl, Crystal and Blue Crystal trade names on April 21, 2014, and 90,000 shares purchased on April 21, 2014 at the price of $0.30 per share or an aggregate of $27,000. From April 2015 through December 2015, we issued 27,000 shares to Mark T. Lucero for compensation.

(3) Represents 500,000 shares sold to John J. Hadgkiss, our Secretary and Director on August 27, 2014, at the per share price of $0.18 or an aggregate price of $90,000. On July 7, 2015, we sold an additional 100,000 shares to John J. Hadgkiss at a price of $0.18 per share or an aggregate of $18,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 17, 2014, we sold 90,000 shares to Mark T. Lucero, our Founder, Chief Executive Officer, President and Director, at the price of $0.30 per share or an aggregate price of $27,000.

On August 27, 2014, we sold 500,000 shares to John J. Hadgkiss, our Secretary and Director, at the price of $0.18 per share or an aggregate price of $90,000. On July 7, 2015, we sold an additional 100,000 shares to John J. Hadgkiss at a price of $0.18 per share or an aggregate of $18,000.

On April 21, 2014, we acquired the brand names Blue Diamond, Diamond Girl, White Crystal, and Blue Crystal from Mark T. Lucero and Trademark Holdings LLC, a Pennsylvania limited liability company, owned by our Founder, Chief Executive Officer, President and Director, Mark T. Lucero in exchange for 10,010,000 common shares. We valued these shares at $.00004 per share or an aggregate price of $365.

On April 30, 2014, we entered into an agreement with Beverages Brands, Inc., a Pennsylvania corporation controlled by Mark T. Lucero, to act as our importer. There were no fees charged by Beverage Brands, Inc. to act as the importer.  We received our importer’s license in April 2015.

On April 20, 2014 the Company purchased its first batch of inventory from Beverage Brands, Inc. (“BBI”) which is wholly owned by the CEO, in the amount of $25,502. This amount represents the cost of the inventory to BBI.

In addition, BBI paid third parties for storage and administrative services on behalf of the Company. These amounts were charged to cost of sales. The total amount paid was $3,841 and $2,922 for the year ended December 31, 2015and April 17, 2014 (Inception) through December 31, 2014, respectively.

The Company owes $5,201 and $6,359 to this related party and these amounts are included in accounts payable - related party at December 31, 2015 and December 31, 2014, respectively.

On March 7, 2015, we entered into an agreement with Mark T. Lucero, our Founder, Chief Executive Officer, President and Director to provide services to us.  The agreement expires on April 1, 2020, unless Mr. Lucero is terminated for cause or disability. We must pay 36,000 shares of common stock to Mr. Lucero annually for his services.

From April 2015 through June 2015, we issued 9,000 shares to Mark T. Lucero for compensation. We valued these shares at $0.30 per share or an aggregate of $2,700. From July through September 2015, we issued 9,000 shares of common stock to Mark T. Lucero as compensation. These shares were valued at $0.30 per share or an aggregate of $2,700. From October through December 2015, we issued 9,000 shares of common stock to Mark T. Lucero as compensation. These shares were valued at $0.30 per share or an aggregate of $2,700.

Effective April 28, 2015, we executed a consulting agreement with a consultant who is an affiliate with BBI. The Company compensates $1,000 per month to the consultant and requires a minimum of fifty hours of services per month. The agreement may terminate, at anytime, by written notice of the Company. At December 31, 2015, we advanced this consultant $3,350 for future services which are expected to be performed within one year. The total fees incurred related to this consultant were $14,700 and $- for the year ended December 31, 2015 and for the period April 17, 2014 (Inception) through December 31, 2014. The fees are included in consulting fees.

We have an informal consulting agreement with a consultant who performs services as the Company’s interim Chief Financial Officer (“CFO”). The total amount expensed was $3,150 and $- for the year ended December 31, 2015 and for the period April 17, 2014 (Inception) through December 31, 2014, respectively.  The expense is reflected in professional fees. At December 31, 2015 and 2014, the we owed $500 and $- to this related party and these amounts are included in accounts payable - related party.

Other than stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

•

Any of our directors or officers;

•

Any proposed nominee for election as our director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our shares; or

•

Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

We have two members of our board of directors, Mark T. Lucero who also serves as our President, Chief Executive Officer, Director and majority shareholder and John J. Hadkiss who serves as our Secretary and Director.

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer. Our Board of Directors has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board of Directors does not have an executive committee or any committees performing a similar function.

We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.  Our two Directors, Mark T. Lucero and John J. Hadkiss are not “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules which is the definition that the Board of Directors has chosen to use for the purposes of determining independence. All Board of Director actions have been taken by Written Action rather than formal meetings.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: The aggregate amount billed by our principal accountant, Urish Popeck & Co., LLC (“UPCO”), for audit services performed for the fiscal year ended December 31, 2015 and the period April 17, 2014 (Inception) through December 31, 2014 was approximately $17,000 and $30,000, respectively. Audit services include the auditing of the financial statements and quarterly reviews.

Audit Related Fees: The aggregate amount billed by UPCO for the fiscal year ended December 31, 2015 and the period April 17, 2014 (Inception) through December 31, 2014 was approximately $12,750. These costs included amounts billed for review of the Form S-1, assistant with Staff comment letters, and consultation on various accounting matters in support of our financial statements.

Tax Fees: There were no fees billed by our principal accountant for tax related services for the fiscal year ended December 31, 2015 and the period April 17, 2014 (Inception) through December 31, 2014.

All other Fees: Other than those fees described above, during the fiscal year ended December 31, 2015 and  the period April 17, 2014 (Inception) through December 31, 2014, there were no other fees billed for services performed by our principal accountant.

Pre-Approval Procedures. Our Chief Executive Officer/President/Director pre-approves the audit and non-audit services performed by UPCO, our principal accountants, in order to assure that the provision of such services does not impair UPCO’s independence.

The term of any pre-approval is 12 months from the date of pre-approval, unless our Chief Executive Officer/President/Director specifically provides for a different period.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

1. Financial Statements – See Index to Financial Statements which appears on page F-1 hereof. The financial statements listed in the accompanying Index to the Financial Statements are filed herewith in response to this Item.

2. The Financial Statement Schedules. All schedules are omitted because they are no applicable or because the required information is contained in the financial statements or notes included in this report.

3. Exhibit Index as seen below.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Articles of Incorporation	S-1	7/1/15	3.1
3.2	By Laws	S-1	2/9/16	3.2
3.3	Certificate of Amendment to Certificate of Incorporation	S-1	2/9/16	3.3
3.4	By Laws	S-1	2/9/16	3.4
10.1	Employment Agreement Mark T. Lucero	S-1	2/9/16	10.1
10.2	Trademark Assignment Agreement		4/21/14	10.2
10.3	Trademark Assignment Agreement		4/20/15	10.3
10.4	Lease Agreement with Jason Valenti		7/1/15	10.4
10.5	Lease Agreement with RCH Pittsburgh LLC		7/1/15	10.5
10.6	Consulting Agreement with Subromoniam Jayakumar		7/1/15	10.6
10.7	Consulting Agreement with Ching Kui Weng		7/1/15	10.7
10.8	Agreement with George Dayieb		7/1/15	10.8
10.9	Agreement with William Scott Baker		7/1/15	10.9
10.10	Agreement with Anthony Kim		7/1/15	10.10
10.11	Consulting Agreement with Todd Diperna		7/1/15	10.11
10.12	Purchase Order with the State of Pennsylvania Liquor Control Board		8/3/15	10.12
10.13	Purchase Order with our European distiller		8/3/15
10.14	Rate Schedule-Overflo Warehouse		8/3/15	10.14
10.15	Distribution Agreement – Mississippi	10-Q	Period Ended 6/3/15 -Filed with the SEC 8/21/15	10.15
10.18	Agreement with Pasquale D’Onofrio			10.18	X
31.1	Certificate Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended			31.1	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350			32.1	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VODKA BRANDS CORP

Date: April 14, 2016	By:	/s/ Mark T. Lucero
Mark T. Lucero Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2016	By:	/s/ Mark T. Lucero
Mark T. Lucero Chief Executive Officer