Form 10-Q
period 2016-03-31
Vodka Brands Corp
filed 2016-05-23
CIK 1620053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended: March 31, 2016

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

As of May 20, 2016 and March 31, 2016, we had 11,842,333 and 11,842,333 shares of common stock, $0.00 par value, issued and outstanding respectively.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheets as of March 31, 2016 and December 31, 2015

Unaudited Condensed Statements of Operations for the three months ended March 31, 2016 and 2015

Unaudited Condensed Statement of Changes in Stockholders' Equity for the three months ended March 31, 2016 (unaudited) and the year ended December 31, 2015

Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2015

Unaudited Notes to Condensed Financial Statements

F-6 - F-15

F-1

VODKA BRANDS CORP
CONDENSED BALANCE SHEETS
(unaudited)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets

Current assets:
Cash	$ 24,584	$ 35,445
Accounts receivable, net	9,540	7,607
Accounts receivable, net - related party	-	23,850
Prepaid rent and consulting fees	4,092	6,267
Inventory	63,236	66,445
Short-term advance	4,700	3,350
Total current assets	106,152	142,964

Property, plant and equipment
Office equipment	931	931
Less: accumulated depreciation	(188)	(141)
Total property, plant and equipment, net	743	790

Other assets, net
Trademarks	1,125	1,125
Accumulated amortization	(984)	(956)
Total other assets, net	141	169

Total assets	$ 107,036	$ 143,923

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 49,437	$ 34,383
Accounts payable - related party	7,875	5,701
Loan payable - related party	1,100	-
Accrued customer programs	320	-
Total current liabilities	58,732	40,084

Commitments and contingencies

Stockholders' equity
Common stock, no par value, 100,000,000 shares authorized;
11,842,333 and 11,796,333 shares issued and outstanding
at March 31, 2016 and December 31, 2015, respectively	438,065	424,265
Subscription receivable	(11,000)	(11,000)
Accumulated deficit	(378,761)	(309,426)
Total stockholders' equity	48,304	103,839

Total liabilities and stockholders' equity	$ 107,036	$ 143,923
See accompanying notes to condensed financial statements. F-2

VODKA BRANDS CORP
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2016	2015
Sales	$ 10,481	$ 11,925
Cost of sales	8,399	7,529
Gross profit	2,082	4,396

Operating expenses
Selling expenses	3,652	5,100
General and administrative expenses	67,765	17,637
Total operating expenses	71,417	22,737

Loss from operations before provision for income taxes	(69,335)	(18,341)

Provision for income taxes	-	-
Net loss	$ (69,335)	$ (18,341)

Basic and diluted loss per common share	$ (0.01)	$ (0.00)

Basic and diluted weighted average common shares outstanding	11,817,099	11,482,264

See accompanying notes to condensed financial statements. F-3

VODKA BRANDS CORP
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common stock		Treasury stock				Total
	(no Par Value)		(no Par Value)		Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	receivable	deficit	equity

Balance at December 31, 2014	11,457,320	$ 252,765	-	$ -	$ (31,000)	$ (69,135)	$ 152,630

Issuance of 597,333 shares of
common stock for cash	597,333	152,200	-	-	-	-	152,200

Issuance of 167,847 shares of
common stock for consulting and
professional services	167,847	43,200	-	-	-	-	43,200

Issuance of 10,000 shares of
common stock for rent	10,000	3,000	-	-	-	-	3,000

Issuance of 27,000 shares of
common stock for compensation	27,000	8,100	-	-	-	-	8,100

Repurchase of 463,167
shares of treasury stock	(463,167)	-	463,167	(35,000)	-	-	(35,000)

Cancelation of 463,167 shares of
shares of treasury stock	-	(35,000)	(463,167)	35,000	-	-	-

Collections on subscription receivable	-	-	-	-	20,000	-	20,000

Net Loss	-	-	-	-	-	(240,291)	(240,291)

Balance at December 31, 2015	11,796,333	$ 424,265	-	$ -	$ (11,000)	$ (309,426)	$ 103,839

Issuance of 27,000 shares of
common stock for cash	27,000	8,100	-	-	-	-	8,100

Issuance of 10,000 shares of
common stock for consulting and
professional services	10,000	3,000	-	-	-	-	3,000

Issuance of 9,000 shares of
common stock for compensation	9,000	2,700	-	-	-	-	2,700

Net Loss	-	-	-	-	-	(69,335)	(69,335)

Balance at March 31, 2016 (unaudited)	11,842,333	$ 438,065	-	$ -	$ (11,000)	$ (378,761)	$ 48,304

See accompanying notes to condensed financial statements. F-4

VODKA BRANDS CORP
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$ (69,335)	$ (18,341)

Adjustments to reconcile net loss to
net cash used by operating activities:
Prepaid rent and consulting expense paid with common stock	5,175	5,625
Stock-based compensation	2,700	-
Depreciation and amortization expense	75	28
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(1,933)	(11,925)
Decrease in accounts receivable, net - related party	23,850	-
Increase in prepaid expenses	-	(5,775)
Decrease in inventory	3,209	4,590
Increase in advances on inventory	-	(66,245)
Increase in short-term advance	(1,350)	-
Increase in accounts payable	15,554	918
Increase in accounts payable - related party	1,674	899
Increase in accrued customer programs	320	-
Increase in accrued expenses	-	152
Net cash used in operating activities	(20,061)	(90,074)

Cash flows from investing activities:
Purchase of fixed assets	-	(931)
Net cash used in investing activities	-	(931)

Cash flows from financing activities:
Increase in loan payable - related party	1,100	-
Payments received on subscription receivable	-	5,000
Proceeds from issuance of common stock	8,100	12,000
Net cash provided by financing activities	9,200	17,000

Net (decrease) in cash	(10,861)	(74,005)

Cash, at beginning of period	35,445	129,008
Cash, at end of period	$ 24,584	$ 55,003

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Common stock issued for consulting and rent	$ 3,000	$ 3,000
Common stock issued for compensation	2,700	-
See accompanying notes to condensed financial statements. F-5

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Interim Condensed Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three-months ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any period thereafter. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

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

Note 3 - Going Concern

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. For the three months ended March 31, 2016, the Company had a net loss of $69,335. As of March 31, 2016, the Company has an accumulated deficit of $378,761.  Due to the start-up nature of the Company, the Company expects to incur additional operating losses in the immediate future.  Given the operating loss and expected future operating losses, the Company’s ability to realize its assets and discharge its liabilities depends on its ability to generate cash from capital financing and generate future profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is planning on obtaining additional financing through the issuance of equity or debt. To the extent that the funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital through other channels.

Note 4 - Summary of Significant Accounting Policies

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

Revenue Recognition

The Company recognizes revenue when the customer takes ownership of the applicable goods and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of a sale exists and the sales price is fixed or determinable. For the Company, title passes when delivery has occurred. Provisions for discounts and rebates to customers are provided for in the same period the related sales are recorded. We account for rebates as a reduction of revenue and accrue for the estimated potential rebates. We recognize a liability for these rebates at the later of the date at which we record the related revenue or the date at which we offer the rebate. We recognized a reduction to revenue of $415 and $- during the three months ended March 31, 2016 and 2015. At March 31, 2016 and December 31, 2015, $320 and $- were accrued for customer programs.

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

Accounts Receivable

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on management’s experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The allowance for doubtful accounts was $- as of March 31, 2016 and December 31, 2015. The Company does not have any off-balance-sheet credit exposure related to its customers. Collections on accounts receivable previously written off are included in income as received.

Inventory

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management regularly evaluates the composition of the Company’s inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. The allowance for slow-moving and obsolete inventories was $- as of March 31, 2016 and December 31, 2015.

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

Trademarks

Trademarks represent the trade names contributed by the founder through his wholly owned company Trademark Holdings, LLC. The four trademarks are Blue Diamond, Diamond Girl, Blue Crystal and White Crystal. Trademarks were initially measured at the carryover basis of the founder. Amortization of the trademarks is calculated based upon cost using a straight-line method over their estimated useful lives from registration and are stated at a historical cost.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) ASC 360, Long-Lived Assets, such as property, plant and equipment and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company determined that there was no impairment at March 31, 2016 and December 31, 2015.

Advertising and Promotional Costs

The Company expenses advertising and promotional costs as incurred or the first time the advertising or promotion takes place, whichever is earlier, in accordance with the FASB ASC 720, Other Expenses.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, Research and Development. Research and development costs for the three months ended March 31, 2016 and 2015 was $-.

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

Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock options are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three months ended March 31, 2016 and 2015.

Comprehensive Income

Net loss is the Company’s only component of comprehensive income or loss for the three months ended March 31, 2016 and  2015.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value provisions of ASC 718, Compensation — Stock Compensation that requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock-based payments including stock options and restricted stock. This topic requires companies to estimate the fair value of the stock-based awards on the date of grant for options are issued to employees and directors. The Company uses a Black-Scholes valuation model as the most appropriate valuation method for pricing these options. Awards for consultants are accounted for under ASC 505-50, Equity Based Payments to Non-Employees. Any compensation expense related to consultants is marked-to-market over the applicable vesting period as they vest. There are customary limitations on the sale or transfer of the stock. There were no stock options issued during the three months ended March 31, 2016 and 2015.

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

In April 2014, 10,010,000 shares of common stock were issued to the initial founder as the consideration for assigning the Company the title of trademarks, which were owned by a company wholly owned by the founder. The trademarks were valued at its net book value of $365. In addition, the founder purchased 90,000 shares for cash of $27,000 at $0.30 per share in April of 2014

From April 2014 through December 2014, 348,000 shares of common stock were issued for cash of $104,400 at $0.30 per share, of which $11,000 and $11,000 remained in subscription receivable as of March 31, 2016 and December 31, 2015. An additional 500,000 shares of common stock were issued for cash of $90,000 at $0.18 per share to our Treasurer/Secretary of the Company’s Board of Directors.

From April 2014 through December 2014, 70,000 shares of common stock were issued for services rendered and rent. These 70,000 shares were valued at $0.30 per share. In April 2014, 439,320 shares of common stock were issued for legal services. These shares were valued at $10,000.

From January 2015 through December 2015, 347,333 shares of the Company’s common stock were issued for cash of $104,200 at $0.30 per share. From January 2015 through December 2015, 150,000 shares of the Company’s common stock were issued for cash of $30,000 at $0.20 per share.  From January 2015 through December 2015, 100,000 shares of the Company’s common stock were issued for $18,000 at $0.18 per share to our Treasurer and Secretary of the Company’s Board of Directors.

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

On March 7, 2015, the Company entered into an employment agreement with its Chief Executive Officer (“CEO”). Under the terms of the agreement, the CEO will earn 36,000 shares of common stock for his services annually. The agreement was effective April 1, 2015. From April 2015 through December 2015, 27,000 shares of common stock were issued as stock-based compensation. From January 2016 through March 2016, 9,000 shares of common stock were issued as stock-based compensation.  These 9,000 shares were valued at $2,700 of compensation at $0.30 per share.  The agreement may terminate, at anytime, by mutual agreement of both parties or the employment agreement period terminates upon the earliest of certain conditions or April 1, 2020.

In April 2015, the Company entered into an arrangement to repurchase 363,167 shares of common stock issued for legal services. The Company paid $20,000 for these shares. In August 2015, the Company entered into an arrangement to repurchase the remaining 100,000 shares of common stock issued for legal services. The Company paid $10,000 for these shares. In September 2015, the Company executed a cancellation resolution of the 463,167 of the repurchased shares. The cancelation is reflected as a reduction common stock at the price paid of $35,000.

From January 2016 through March 31, 2016, 27,000 shares of the Company’s common stock were issued for cash of $8,100 at $0.30 per share.

From January 2016 through March 31, 2016, 10,000 shares of the Company’s common stock were issued for consulting services. These shares were valued at $0.30 per share.

Note 6 - Income Tax

The Company has operating losses that may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards, which expire beginning in the year 2034, are offset by a valuation allowance due to the uncertainty of profitable operations in the future.  The cumulative net operating loss carry forward as of March 31, 2016 was $188,547 and $153,717 as of December 31, 2015.  The U.S. federal statutory tax rate is 35.00%.

The significant components of the deferred tax assets are as follows:

	March 31, 2016	December 31, 2015
(unaudited)

Loss carry forwards	$ (78,235)	$ (63,783)
Less: Valuation allowance	78,235	63,783
Total net deferred tax asset	$ -	$ -

The Company’s tax years open to examination will begin with the 2014 federal and state income tax returns. The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company has not recognized any interest or penalties for the underpayment of income taxes or unrecognized tax benefits. The change in the valuation allowance is a result of loss carry forwards which will begin to expire in 2034.

Note 7 - Related Party Transactions

On April 20, 2014 the Company purchased its entire inventory from Beverage Brands, Inc. (“BBI”) which is wholly owned by the CEO, in the amount of $25,502. This amount represents the cost of the inventory to BBI.

In addition, BBI paid third parties for storage and administrative services on behalf of the Company. These amounts were charged to cost of sales. The total amount paid was $750 and $899  for the three months ended March 31, 2016 and 2015.

The Company owes $7,375 and $5,201 to this related party and these amounts are included in accounts payable - related party at March 31, 2016 and December 31, 2015, respectively.

Effective April 28, 2015 the Company executed a consulting agreement with a consultant who is an affiliate with BBI. The Company compensates $1,000 per month to the consultant and requires a minimum of fifty hours of services per month. The agreement may terminate, at anytime, by written notice of the Company. At March 31, 2016 and December 31, 2015, the Company advanced this consultant $4,700 and $3,350 for future services which are expected to be performed within one year. The total fees incurred related to this consultant were $3,000 and $- for the three months ended March 31, 2016 and 2015. The fees are included in consulting fees.

The Company has an informal consulting agreement with a consultant who performs services as the Company’s interim Chief Financial Officer (“CFO”). The total amount expensed was $- and $- for the three months ended March 31, 2016 and 2015.  The expense is reflected in professional fees. At March 31, 2016 and December 31, 2015, the Company owed $500 to this related party and these amounts are included in accounts payable - related party.

Effective March 9, 2016, the Company entered into a promissory note with its CEO. The principal balance is $1,100 and reflected in the loan payable related party at March 31, 2016. The promissory note is due on demand and bears interest at 3% annually.

See additional transactions with related parties in Note 5 and Note 9.

Note 8 - Concentrations

The Company’s revenues include two major customers, the Commonwealth of Pennsylvania and the Mississippi Department of Revenue, which account for 100% of revenues for the three months ended March 31, 2016 and 2015. Outstanding accounts receivable from these customers amounted to the following:

	March 31, 2016	December 31, 2015
(unaudited)

Accounts receivable	$ 9,540	$ 7,607

The Company imports and distributes alcoholic beverages from one supplier which accounted for 100% of the Company’s purchases for the three months ended March 31, 2016 and 2015.  All purchases require prepayment terms.  Accounts payable to this vendor amounted to $- as of March 31, 2016 and December 31, 2015.

Note 9 - Commitments and Contingencies

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

Note 10 – Property, plant and equipment

The net book value related to this property, plant and equipment was the following:

	March 31, 2016	December 31, 2015
(unaudited)
Cost	$ 931	$ 931
Accumulated depreciation	(188)	(141)
Property, plant and equipment, net	$ 743	$ 790

Depreciation of these assets are as follows:

	Three months ended	Three months ended
	March 31,	March 31,
	2016	2015
Depreciation	$ 47	$ -

The estimated useful lives of the assets are as follows:

Office equipment and furniture     3-5 years

Note 11 – Trademarks

The net book value related to these trademarks was the following:

	March 31, 2016	December 31, 2015
(unaudited)
Cost	$ 1,125	$ 1,125
Accumulated amortization	(984)	(956)
Trademarks, net	$ 141	$ 169

Amortization expense related to these trademarks was the following:

	Three months ended	Three months ended
	March 31,	March 31,
	2016	2015
(unaudited)
Amortization	$ 28	$ 28

The Company did not incur costs to renew or extend the term of the trademarks during the three months ended March 31, 2016 and 2015. The future cash flows of the Company are significantly affected by the Company’s ability to renew the trademarks with the United States Patent and Trademark Office.

The estimated useful lives of the assets are as follows:

Trademarks    10 years

The estimated amortization expense is as follows:

      For the year ending December 31, 2016                                                          $112

      For the year ending December 31, 2017                                                          $  57

Note 12 – Operating expenses

Selling expenses consisted of the following:

	Three months ended	Three months ended
	March 31,	March 31,
	2016	2015
Promotional	$ -	$ 4,000
Advertising	3,652	1,100
Total	$ 3,652	$ 5,100

General and administrative expenses consisted of the following:

	Three months ended	Three months ended
	March 31,	March 31,
	2016	2015

Depreciation and amortization	$ 75	$ 28
Stock-based compensation	2,700	-
Professional fees	37,674	9,225
Consulting fees	20,225	5,333
Meals and entertainment	663	-
Office	2,727	633
Payroll taxes	412	-
Stock transfer fees	1,039	918
Office rent	2,250	1,500
Total	$ 67,765	$ 17,637

Note 13 – Stock-based Compensation

The fair value of the common stock issued for compensation was the following:

	Three months ended	Three months ended
	March 31,	March 31,
	2016	2015
Shares issued for compensation	9,000	-
Fair value per share	$ 0.30	$ -
Stock –based compensation expense	$ 2,700	$ -

The fair value assigned, on a per share basis, used as fair value for stock-based compensation, consulting fees and rents is based on share purchases by investors for cash.

Note 14 – Inventories

Inventories consist of the following:

	March 31, 2016	December 31, 2015
	(unaudited)

Finished goods	$ 60,690	$ 64,975
Excise taxes	2,546	1,470
Total	63,236	66,445
Allowance	-	-
Total	$ 63,236	$ 66,445

Capitalized excise taxes represents taxes paid for the removal of finished goods from the bonded warehouse and transported to the West Virginia Alcohol Beverage Control Administration and the Mississippi Department of Revenue’s bailment warehouses. These costs are recognized as finished goods are withdrawn by the West Virginia Alcohol Beverage Control Administration and the Mississippi Department of Revenue.

Note 15 - Subsequent Events

Subsequent events have been evaluated through May 19, 2016 which is the date the financial statements were available to be issued. Management did not identify any events requiring recording or disclosure in the financial statements for the three-month period January 1, 2016 through March 31, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Vodka Brands Corp (“Vodka Brands”, the “Company”, “we”, and “our”) for three months ended March 31, 2016, compared to the three months ended March 31, 2015. The following information should be read in conjunction with the financial statements for the year ended December 31, 2015 and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our Business

We began operations on April 17, 2014 (Inception) and operate within the alcoholic spirit industry. Through our operations we oversee the manufacturing of our Blue Diamond Vodka and sell our product in the United States with hopes of expanding internationally. We have a federal permit to import alcoholic beverages. Currently, our customers include the Pennsylvania Liquor Control Board the Alcoholic Beverage Control of Mississippi. We are also licensed in West Virginia and Tennessee and we have signed an agreement with a distributor in Tennessee.  We anticipate a purchase order for the State of Tennessee within the next several weeks. We plan to continue to develop our trademarked name “Blue Diamond” brand as well as our other trademarked brands.

Our cash on hand as of March 31, 2016, was $24,584.

RESULTS OF OPERATIONS

Sales

We generated sales of $10,481 for the three months ended March 31, 2016 and $11,925 for the three months ended March 31, 2015.  The decrease is due primarily to the lower order volumes. During the three months ended March 31, 2016, we sold 828 bottles versus 900 bottles sold during the three months ended March 31, 2015

The most significant variable in product cost in the future is expected to be currency exchange rates between the Euro and the US Dollar. Our European suppliers invoice in Euros. We do not believe that inflation had any material impact on us during the three months ended March 31, 2016 and 2015.

We recognize revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) shipment has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

With the introduction of Blue Diamond Vodka as a shelf item in the State of Pennsylvania two years ago, our sales are currently to the Pennsylvania Liquor Control Board and can be found in roughly forty-five of their stores. If we were to lose this customer, our operations would be materially impacted. However, we have the possibility to increase the number of stores in Pennsylvania, and much greater potential nationally, and internationally.  To this end, we continued to generate sales to the Mississippi Department of Revenue during the three months ended March 31, 2016. Our product is sold in approximately forty stores in Mississippi.

In January 2016, we began issuing customer incentives on our Blue Diamond Vodka through the use of mail-in rebate coupons. Revenues for the three months ended March 31, 2016 were reduced by estimated rebate costs of $415.

Cost of Goods Sold

Our cost of sales was $8,399 for the three months ended March 31, 2016 compared to $7,529 for the three months ended March 31, 2015. The increase in our cost of sales was primarily due to higher inventory storage costs.

Gross profit

We expect to be able to maintain a gross profit margin over 25% on our product.  For the three months ended March 31, 2016 and 2015 our gross profit margin was 19.9% and 36.9%. We expect that our 2016 profit margin will remain in line with our aforementioned expectations, however we have flexibility to adjust prices if necessary to gain market share. We implemented a $5.00 mail-in rebate in the first quarter of 2016 to increase sales. The mail-in rebate and higher inventory storage costs decreased our gross profit percentage for the three months ended March 31, 2016.

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

Net loss

We incurred a net loss of $69,335 for the three months ended March 31, 2016, and $18,341 for the three months ended March 31, 2015.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through the sale of equity or possibly debt financing.

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

Related Parties

During the period April 17, 2014 (Inception) through December 31, 2014, we purchased all of our inventory from Beverage Brands, Inc. (“BBI”), a wholly owned company of our CEO. The purchase price was recorded at the price BBI paid for the product from a third party manufacturer. Additionally, BBI acted as a conduit with a third party to facilitate sales to the Pennsylvania Liquor Control Board as we did not have our federal import license. We obtained our federal import license in April of 2015. There were no fees or expenses paid to or retained by BBI with regards to this arrangement.

During April 2014, Trademark Holdings, LLC, a wholly owned company of our CEO, contributed the trademarks Blue Diamond, Diamond Girl, Blue Crystal and White Crystal. We recorded the trademarks at carryover basis and will continue to amortize these trademarks in accordance with their useful life from the date of registration.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, our current assets were $106,152 and our current liabilities were $58,732 and as of December 31, 2015 our current assets were $142,964 and our current liabilities were $40,084.

As of March 31, 2016, our stockholders’ equity was $48,304 and as of December 31, 2015 our stockholders’ equity was $103,839.

At March 31, 2016 and December 31, 2015, we had 11,842,333 and 11,796,333 common shares outstanding, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2016, net cash used in operating activities was $20,061 and for the three months ended March 31, 2015 net cash used in operating activities was $90,074.  The change was primarily a result in the purchase of our second production of Blue Diamond Vodka in February 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of shares of our common stock.  For the tree months ended March 31, 2016, net cash provided by financing activity was $9,200 and for the three months ended March 31, 2015 net cash provided by financing activities was $17,000 received from proceeds from issuance of our common stock to investors.

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

We paid for the second production run of 1,229 cases of Blue Diamond Vodka in February 2015 and we received the product in September 2015. Existing working capital and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the sale of our common stock to investors.   In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of equity or debt securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of the date of this Quarterly Report, we do not have any material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The report of the independent registered public accounting firm accompanying our annual report for the year ended December 31, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company.

Item 4.  Controls and Procedures

Disclosure controls

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. It should be noted that in designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that our management necessarily was required to apply its judgment regarding the design of our disclosure controls and procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer (CEO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our CEO concluded that our disclosure controls and procedures were not effective at reaching that level of reasonable assurance.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three (3) month period ending March 31, 2016, and through the filing of this Form 10-Q report, we offered and sold securities below. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities. We believed these exemptions from registration were available because:

• We are not a blank check company;

• Sales were not made by general solicitation or advertising;

• All certificates had restrictive legends; and

•Sales were made to persons with a pre-existing relationship to Mark T. Lucero, our President, Chief Executive Officer and Director.

On March 15, 2016, we sold 17,000 shares of our common stock to David Carlisle at a price of $0.30 per share or an aggregate of $5,100.

On March 15, 2016, we sold 10,000 shares of our common stock to Thomas L. Hurney at a price of $0.30 per share or an aggregate of $3,000.

Effective March 31, 2016, we issued 10,000 shares of our common stock to Marc Mrvos for services rendered to us during the first quarter of 2016. We valued these shares at the price of $0.30 per share or an aggregate of $3,000.

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

May 20, 2016