Form 10-Q
period 2016-06-30
Vodka Brands Corp
filed 2016-08-22
CIK 1620053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended: June 30, 2016

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check-mark whether the registrant has submitted electronically and posted on its corporate Web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 19, 2016 and June 30, 2016, we had 12,212,300 and 12,179,000 shares of common stock, $0.00 par value, issued and outstanding respectively.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheets as of June 30, 2016  and December 31, 2015

F-2

Unaudited Condensed Statements of Operations for the three and six months ended

June 30, 2016 and 2015

F-3

Unaudited Condensed Statement of Changes in Stockholders' Equity for the six months ended June 30, 2016

F-4

Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015

F-5

Unaudited Notes to Condensed Financial Statements

F-6

VODKA BRANDS CORP
CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2016	December 31, 2015

Assets

Current assets:
Cash	$ 43,897	$ 35,445
Accounts receivable, net	7,585	7,607
Accounts receivable, net - related party	5,548	23,850
Prepaid rent and consulting fees	2,417	6,267
Inventory	56,624	66,445
Short-term advance - related party	12,400	3,350
Total current assets	128,471	142,964

Property, plant and equipment
Office equipment	931	931
Less: accumulated depreciation	(235)	(141)
Total property, plant and equipment	696	790

Other assets, net
Trademarks	1,125	1,125
Accumulated amortization	(1,012)	(956)
Total other assets, net	113	169

Total assets	$ 129,280	$ 143,923

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 36,450	$ 34,383
Accounts payable - related party	4,359	5,701
Loan payable – related party	1,446	-
Accrued expenses	776	-
Total current liabilities	43,031	40,084

Commitments and contingencies

Stockholders' equity
Common stock, no par value, 100,000,000 shares authorized;
12,179,000 and 11,796,333 shares issued and outstanding
at June 30, 2016 and December 31, 2015, respectively	539,065	424,265
Subscription receivable	(11,000)	(11,000)
Accumulated deficit	(441,816)	(309,426)
Total stockholders' equity	86,249	103,839

Total liabilities and stockholders' equity	129,280	143,923
See accompanying notes to condensed financial statements.

VODKA BRANDS CORP
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales	$ 11,051	$ 7,155	$ 21,532	$ 19,080
Cost of sales	9,315	4,721	17,579	12,250
Gross profit	1,736	2,434	3,953	6,830

Operating expenses
Selling expenses	5,013	6,374	8,800	11,474
General and administrative expenses	59,778	49,155	127,543	66,793
Total operating expenses	64,791	55,529	136,343	78,267

Loss from operations before provision for income taxes	(63,055)	(53,095)	(132,390)	(71,437)

Provision for income taxes	-	-	-	-

Net loss	$ (63,055)	$ (53,095)	$ (132,390)	$ (71,437)

Basic and diluted loss per common share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)

Basic and diluted weighted average common shares outstanding	11,960,322	11,364,382	11,888,455	11,422,962

See accompanying notes to condensed financial statements.

VODKA BRANDS CORP
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common stock		Treasury stock				Total
	(no Par Value)		(no Par Value)		Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	receivable	deficit	equity
Balance at December 31, 2015	11,796,333	$ 424,265	-	$ -	$ (11,000)	$ (309,426)	$ 103,839

Issuance of 354,667 shares of
common stock	354,667	106,400	-	-	-	-	106,400

Issuance of 10,000 shares of
common stock for consulting and
professional services	10,000	3,000	-	-	-	-	3,000

Issuance of 18,000 shares of
common stock for compensation	18,000	5,400	-	-	-	-	5,400

Net Loss	-	-	-	-	-	(132,390)	(132,390)

Balance at June 30,
2016 (unaudited)	12,179,000	$ 539,065	-	$ -	$ (11,000)	$ (441,816)	$ 86,249
See accompanying notes to condensed financial statements.

VODKA BRANDS CORP
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$ (132,390)	$ (71,437)

Adjustments to reconcile net loss to
net cash used by operating activities:
Prepaid rent and consulting expense paid with common stock	6,850	12,126
Stock-based compensation	5,400	2,700
Depreciation and amortization expense	150	103
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	22	(19,080)
Decrease in accounts receivable - related party	18,302	-
Increase in prepaid expenses	-	(3,000)
Decrease in inventory	9,821	8,568
Increase in advances on inventory	-	(72,610)
Increase in short-term advance - related party	(9,050)	-
Increase in accounts payable	2,067	1,384
(Decrease) increase in accounts payable - related party	(1,342)	1,732
Increase in accrued expenses	776	590
Net cash used in operating activities	(99,394)	(138,924)

Cash flows from investing activities:
Purchase of fixed assets	-	(931)
Net cash used in investing activities	-	(931)

Cash flows from financing activities:
Proceeds from loan – related party	1,446	-
Payments received on subscription receivable	-	15,000
Proceeds from issuance of common stock	106,400	46,000
Purchase of treasury stock	-	(20,000)
Net cash provided by financing activities	107,846	41,000

Net increase (decrease) increase in cash	8,452	(98,855)

Cash, at beginning of period	35,445	129,008
Cash, at end of period	$ 43,897	$ 30,153
Supplemental disclosures of cash flow information:
Non-cash investing activities:
Common stock issued for trademarks	$ -	$ 365
Non-cash financing activities:
Common stock issued for consulting and rent	$ 3,000	$ 6,000
Common stock issued for compensation	5,400	2,700
See accompanying notes to condensed financial statements.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Interim Condensed Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any period thereafter. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on April 14, 2016.

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

Note 3 - Going Concern

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. For the six months ended June 30,  2016, the Company had a net loss of $132,390. As of June 30, 2016, the Company has an accumulated deficit of $441,816.  Due to the start-up nature of the Company, the Company expects to incur additional operating losses in the immediate future.  Given the operating loss and expected future operating losses, the Company’s ability to realize its assets and discharge its liabilities depends on its ability to generate cash from capital financing and generate future profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company's significant accounting policies are those that are both most important to the Company's financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may materially vary from these estimates. Significant estimates include the allowance for doubtful accounts and inventory reserves.

Revenue Recognition

The Company recognizes revenue when the customer takes ownership of the applicable goods and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of a sale exists and the sales price is fixed or determinable. For the Company, title passes when delivery has occurred. Provisions for rebates to customers are provided for in the same period the related sales are recorded. We account for rebates as a reduction of revenue and accrue for the estimated potential rebates. We recognized a reduction to revenue of $275 and $690 during the three and six months ended June 30, 2016, respectively. At June 30, 2016 and December 31, 2015, $280 and $- were accrued for customer programs.

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

Accounts Receivable

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on management’s experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The allowance for doubtful accounts was $0 as of June 30, 2016 and December 31, 2015. The Company does not have any off-balance-sheet credit exposure related to its customers. Collections on accounts receivable previously written off are included in income as received.

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

Depreciation of property, plant and equipment is calculated based on cost, less their estimated residual value, if any, using the straight-line method over their estimated useful lives

Trademarks

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

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) ASC 360, Long-Lived Assets, such as property, plant and equipment and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company determined that there was no impairment at June 30, 2016 and December 31, 2015.

Advertising and Promotional Costs

The Company expenses advertising and promotional costs as incurred or the first time the advertising or promotion takes place, whichever is earlier, in accordance with the FASB ASC 720, Other Expenses.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, Research and Development. Research and development costs were the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$ -	$ -	$ -	$ -

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

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260, Earnings per share. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three and six months ended June 30, 2016 and 2015.

Comprehensive Income

Net loss is the Company’s only component of comprehensive income or loss for the three and six months ended June 30, 2016 and 2015.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The fair value of the common stock for compensation was the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Shares issued for compensation	9,000	9,000	18,000	9,000
Fair value per share	$ 0.30	$ 0.30	$ 0.30	$ 0.30
Compensation expense	$ 2,700	$ 2,700	$ 5,400	$ 2,700

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

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period. We are currently assessing the impact that this standard will have on our financial position and results of operations.

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

From January 2016 through June 2016, 354,667 shares of the Company’s common stock were issued for cash of $106,400  at $0.30 per share.

From January 2016 through June 2016, 10,000 shares of common stock were issued for consultant services pertaining to a contract cancellation agreement. These 10,000 shares were valued at $0.30 per share.

The common shares issued for services and rents during the periods were immediately vested upon issuance.

On March 7, 2015 the Company entered into an employment agreement with its Chief Executive Officer (“CEO”). Under the terms of the agreement, the CEO will earn 36,000 shares of common stock for his services annually. The agreement is effective April 1, 2015. From January 2016 through June 2016, 18,000 shares of common stock were issued as compensation. These 18,000 shares were valued at $5,400 of compensation at $0.30 per share.

Note 6 - Related Party Transactions

On April 20, 2014 the Company purchased its entire inventory from Beverage Brands, Inc. (“BBI”) which is wholly owned by the CEO, in the amount of $25,502. This amount represents the cost of the inventory to BBI.

In addition, BBI paid third parties for storage and administrative services on behalf of the Company. These amounts were charged to cost of sales. During the three and six month period ended June 30, 2016, fees paid on behalf of the Company were $750 and $1,500.  During the three and six month period ended June 30, 2015, fees paid on behalf of the Company were $833 and $1,732. At June 30, 2016, the Company owes BBI $4,359 and is included in accounts payable – related party.

Effective March 9, 2016, the Company entered into a promissory note with its CEO. The principal balance is $1,100 and reflected in the loan payable related party at March 31, 2016. The promissory note is due on demand and bears interest at 3% annually. During the three months ended June 30, 2016 an additional $900 was advanced from the CEO and $554 was repaid by the Company.

During the three months ended June 30, 2016, the Company paid $3,163 of operating expenses on behalf of BBI. This amount was excluded from the statements of operations and is included in accounts receivable – related party at June 30, 2016.

See additional transactions with related parties in Note 5 and Note 8.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 - Concentrations

The Company’s revenues include three major customers, the Commonwealth of Pennsylvania, the Mississippi Department of Revenue, and a distributor in Tennessee, which account for 100% of revenues for the three and six months ended June 30, 2016 and 2015. Outstanding accounts receivable from these customers amounted to the following:

	June 30, 2016	December 31, 2015
(unaudited)

Accounts receivable	$ 7,585	$ 7,607

The Company imports and distributes alcoholic beverages from one supplier which accounted for 100% of the Company’s purchases for the three and six months ended June 30, 2015. The Company had no purchases for the three and six months ended June 30, 2016. All purchases require prepayment terms.  Accounts payable to this vendor amounted to $0 as of June 30, 2016 and December 31, 2015.

Note 8 - Commitments and Contingencies

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

When the Company sells alcoholic beverages to the Pennsylvania Liquor Control Board it uses a third party who has an alcoholic beverage sale permit in the U.S., to enter into purchase orders with the customer. The third party would not transact with the Company until the federal importing permit was obtained. Therefore, BBI acted as a conduit between the Company and the third party. There were no fees or expenses paid to or retained by BBI with regards to this arrangement. The third party collects from the Pennsylvania Liquor Control Board in a BBI account. At June 30, 2016, $2,385 was due to the Company and is included in accounts receivable – related party.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

In April 2015, the Company obtained its own federal importing permit.

When the Company sells alcoholic beverages to its customer, the Mississippi Department of Revenue, the alcoholic beverages are sent to a bailment warehouse, operated by the Mississippi Department of Revenue. The Company maintains ownership of the alcoholic beverages while in the bailment warehouse, without fee, until final withdraw by the Mississippi Department of Revenue. At June 30, 2016 and December 31, 2015, $2,892 and $1,470 of excise taxes are included in inventory.

When the alcoholic beverage leaves the bonded warehouse, the Company retains a third party as a customer broker to process the paper work with United States Customs and advance the federal tax payment for the alcoholic beverage sold. Payment of the tax is due before the product leaves the bonded warehouse.

Note 9 – Operating Expenses

Selling expenses consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Commissions	$ 136	$ -	$ 271	$ -
Promotional	3,227	2,724	3,227	6,724
Advertising	1,650	3,650	5,302	4,750
Total	$ 5,013	$ 6,374	$ 8,800	$ 11,474

General and administrative expenses consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Auto and truck	$ 21	$ -	$ 21	$ -
Depreciation and amortization	75	75	150	103
Compensation	2,700	2,700	5,400	2,700
Professional fees	30,812	30,448	68,486	40,592
Consulting fees	12,145	13,000	32,370	18,333
Graphic design	1,045	-	1,045	-
Insurance	250	-	250	-
Licenses and permits	100	-	600	-
Meals and entertainment	2,735	-	3,398	-
Office expenses	1,494	932	3,720	1,565
Payroll taxes	207	-	620	-
Printing and reproduction	3,816	-	3,816	-
Stock transfer fees	722	-	1,761	-
Storage fees	1,406	-	1,406	-
Rent	2,250	2,000	4,500	3,500
Total	$ 59,778	$ 49,155	$ 127,543	$ 66,793

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 10 – Property, plant and equipment

The net book value related to this property, plant and equipment was the following:

	June 30, 2016	December 31, 2015
(unaudited)

Cost	$ 931	$ 931
Accumulated depreciation	(235)	(141)
Total trademarks, net	$ 696	$ 790

Depreciation of the assets are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Depreciation	$ 47	$ 47	$ 94	$ 47

The estimated useful lives of the assets are as follows:

Office equipment and furniture     3-5 years

Note 11 – Trademarks

The net book value related to these trademarks was the following:

	June 30, 2016	December 31, 2015
(unaudited)

Cost	$ 1,125	$ 1,125
Accumulated amortization	(1012)	(956)
Total trademarks, net	$ 113	$ 169

Amortization expense related to these trademarks was the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Amortization	$ 28	$ 28	$ 56	$ 197

The Company did not incur costs to renew or extend the term of the trademarks during the periods ending March 31, 2016 and December 31, 2015. The future cash flows of the Company are significantly affected by the Company’s ability to renew the trademarks with the United States Patent and Trademark Office.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The estimated useful lives of the assets are as follows:

Trademarks    10 years

The estimated amortization expense is as follows:

      For the year ending December 31, 2016                                                          $112

      For the year ending December 31, 2017                                                          $  57

Note 12 - Subsequent Events

Subsequent events have been evaluated through August 22, 2016 which is the date the financial statements were available to be issued. Management did not identify any events requiring recording or disclosure in the accompanying financial statements , except those noted below.

On various dates subsequent to June 30, 2016, the Company sold 33,300 shares of common stock at $0.30 per share or an aggregate of $9,990.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Vodka Brands Corp (“Vodka Brands”, the “Company”, “we”, and “our”) for three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015. The following information should be read in conjunction with the financial statements for the year ended December 31, 2015 and notes thereto appearing elsewhere in our Annual Report on Form 10-K filed with the SEC on April 14, 2016. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our Business

We began operations on April 17, 2014 (Inception) and operate within the alcoholic spirit industry. Through our operations we oversee the manufacturing of our Blue Diamond Vodka and sell our product in the United States with hopes of expanding internationally. We have a federal permit to import alcoholic beverages. Currently, our customers include the Pennsylvania Liquor Control Board the Alcoholic Beverage Control of Mississippi and a distributor in Tennessee. We are also licensed in West Virginia.  We had our first purchase order for the State of Tennessee during the period ended June 30, 2016. We plan to continue to develop our trademarked name “Blue Diamond” brand as well as our other trademarked brands.

Our cash on hand as of  June 30, 2016, was $43,897

.

RESULTS OF OPERATIONS

Sales

We generated sales of $11,051  and $21,532 for the three and six months ended June 30, 2016 and $7,155 and $19,080 for the three and six months ended June 30, 2015.  The increase is due primarily to the higher order volumes. During the three months ended June 30, 2016, we sold 936 bottles versus 540 bottles sold during the three months ended June 30, 2015

The most significant variable in product cost in the future is expected to be currency exchange rates between the Euro and the US Dollar. Our European suppliers invoice in Euros. We do not believe that inflation had any material impact on us during the three months ended June 30, 2016 and 2015.

We recognize revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) shipment has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

With the introduction of Blue Diamond Vodka as a shelf item in the State of Pennsylvania two years ago, our sales are primarily to the Pennsylvania Liquor Control Board and can be found in roughly forty five of their stores. If we were to lose this customer, our operations would be materially impacted. However, we have the possibility to increase the number of stores in Pennsylvania, and much greater potential nationally, and internationally.  To this end, we continued to generate sales to the Mississippi Department of Revenue during the six months ended June 30, 2016. Our product is sold in approximately forty stores in Mississippi.

In January 2016, we began issuing customer incentives on our Blue Diamond Vodka through the use of mail-in rebate coupons. Revenues for the three months ended March 31, 2016 were reduced by estimated rebate costs of $415 and revenues for the three months ended June 30, 2016 were reduced by estimated rebate costs of $275.

Cost of Goods Sold

Our cost of sales were $9,315  and $17,579 for the three and six months ended June 30, 2016 compared to $4,721 and $12,250 for the three and six months ended June 30, 2015. The increase in our cost of sales was primarily due to higher order volumes and freight costs.

Gross profit

We expect to be able to maintain a gross profit margin over 25% on our product.  For the three and six months ended June 30, 2016 and 2015 our gross profit margin was 15.7%, 18.4%, 34.0%  and 35.8%, respectively. We expect that our 2016 profit margin will remain in line with our aforementioned expectations, however we have flexibility to adjust prices if necessary to gain market share. We implemented a $5.00 mail-in rebate in the first quarter of 2016 to increase sales. The mail-in rebate and higher purchase and freight costs decreased our gross profit percentage for the three months ended June 30, 2016. Further, we offered our Blue Diamond Vodka at a reduced price to gain market access in Tennessee.

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

Net loss

We incurred a net loss of $63,055 and $132,390 for the three and six months ended June 30, 2016, and $53,095 and $71,437, for the three months ended June 30, 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, our current assets were $128,471 and our current liabilities were $43,031 and as of December 31, 2015 our current assets were $142,964 and our current liabilities were $40,084.

As of June 30, 2016 our stockholders’ equity was $86,249 and as of December 31, 2015 our stockholders’ equity was $103,839.

At June 30, 2016 and December 31, 2015, we had 12,179,000 and 11,796,333 common shares outstanding, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2016, net cash used in operating activities was $99,394 and for the six months ended June 30, 2015 net cash used in operating activities was $138,924.  The change was primarily a result in the purchase of our second production of Blue Diamond Vodka in February 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of shares of our common stock.  For the six months ended June 30, 2016, net cash provided by financing activity was $107,846 and for the six months ended June 30, 2015 net cash provided by financing activities was $41,000 received from proceeds from issuance of our common stock to investors.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President, Chief Financial Officer, Secretary, Treasurer and Director, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reasons discussed below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending June 30, 2016, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three (3) month period ending June 30, 2016, and through the filing of this Form 10-Q report, we offered and sold securities below. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities. We believed these exemptions from registration were available because:

•We are not a blank check company;

•Sales were not made by general solicitation or advertising;

•All certificates had restrictive legends; and

•Sales were made to persons with a pre-existing relationship to Mark T. Lucero, our President, Chief Executive Officer and Director.

On April 22, 2016 , we sold 16,667 shares of our common stock to Edward J. Lynam at a price of $0.30 per share or an aggregate of $5,000.

On May 4, 2016 we sold 27,000 shares of our common stock at a price of $0.30 per share or an aggregate of $8,100.

On May 8, 2016, we sold 67,000 shares of our common stock to Geoffrey Douglas Block at a price of $0.30 per share or an aggregate of $20,100.

On May 25, 2016, we sold 10,000 shares of our common stock to Baocheng B. Zhang at a price of $0.30 per share or an aggregate of $10,000.

On May 25, 2016, we sold 67,000 shares of our common stock Sallee at a price of $0.30 per share or an aggregate of $20,100.

On June 23, 2016, we sold 120,000 shares of our common stock to Leonard S. Otto at a price of $0.30 per share or an aggregate of $35,010.

On June 9, 2016, we sold 10,000 shares of our common stock to Rex Gatto at a price of $0.30 per share or an aggregate of $3,000.

On June 28, 2016, we sold 10,000 shares of our common stock to Sunthar Tharmalingam at a price of $0.30 per share or an aggregate of $10,000.

On August 15, 2016, we sold 6,700 shares of our common stock to Erica Jean Lewis at a price of $0.30 per share or an aggregate of $2 , 010.

On August 15, 2016, we sold 16,600 shares of our common stock to Chelsy Elaine Hogue at a price of $0.30 per share or an aggregate of $4,980.

8

On August  15 , 2016, we sold 1 0 , 0 00 shares of our common stock to Ghridhar Raghavan at a price of $0.30 per share or an aggregate of $4,980.

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

August 22, 2016