Form 10-Q/A
period 2016-06-30
Vodka Brands Corp
filed 2016-08-23
CIK 1620053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on August 22, 2016.

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

Note 12 - Subsequent Events

Subsequent events have been evaluated through August 22, 2016 which is the date the financial statements were available to be issued. Management did not identify any events requiring recording or disclosure in the accompanying financial statements, except those noted below.

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

On April 22, 2016, we sold 16,667 shares of our common stock to Edward J. Lynam at a price of $0.30 per share or an aggregate of $5,000.

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

On August 15, 2016, we sold 6,700 shares of our common stock to Erica Jean Lewis at a price of $0.30 per share or an aggregate of $2,010.

On August 15, 2016, we sold 16,600 shares of our common stock to Chelsy Elaine Hogue at a price of $0.30 per share or an aggregate of $4,980.

On August 15, 2016, we sold 10,000 shares of our common stock to Ghridhar Raghavan at a price of $0.30 per share or an aggregate of $3,000.

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

August 23, 2016