Form 10-Q
period 2016-09-30
Vodka Brands Corp
filed 2016-11-25
CIK 1620053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended: September 30, 2016

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

As of September 30, 2016, we had 12,271,300 shares of common stock, $0.00 par value, issued and outstanding respectively.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheets as of September 30, 2016 and December 31, 2015

F-2

Unaudited Condensed Statements of Operations for the three and nine months ended

September 30, 2016 and 2015

F-3

Unaudited Condensed Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2016

F-4

Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015

F-5

Unaudited Notes to Condensed Financial Statements

F-6

VODKA BRANDS CORP
CONDENSED BALANCE SHEETS
(unaudited)

	September 30, 2016	December 31, 2015

Assets

Current assets:
Cash	$ 22,816	$ 35,445
Accounts receivable	11,925	7,607
Accounts receivable - related party	6,462	23,850
Prepaid insurance and consulting fees	1,242	6,267
Inventory	51,620	66,445
Short-term advance - related party	23,810	3,350
Total current assets	117,875	142,964

Property, plant and equipment
Office equipment	931	931
Less: accumulated depreciation	(282)	(141)
Total property, plant and equipment, net	649	790

Other assets
Trademarks	1,125	1,125
Accumulated amortization	(1,040)	(956)
Total other assets, net	85	169

Total assets	$ 118,609	$ 143,923

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 40,131	$ 34,383
Accounts payable - related party	8,843	5,701
Loan payable – related party	5,547	-
Accrued expenses	1,682	-
Total current liabilities	56,203	40,084

Commitments and contingencies

Stockholders' equity
Common stock, no par value, 100,000,000 shares authorized;
12,271,300 and 11,796,333 shares issued and outstanding
at September 30, 2016 and December 31, 2015, respectively	566,756	424,265
Subscription receivable	(11,000)	(11,000)
Accumulated deficit	(493,350)	(309,426)
Total stockholders' equity	62,406	103,839

Total liabilities and stockholders' equity	$ 118,609	$ 143,923
See accompanying notes to condensed financial statements.

VODKA BRANDS CORP
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales	$ 12,065	$ 10,946	$ 33,597	$ 30,026
Cost of sales	9,361	7,222	26,941	19,472
Gross profit	2,704	3,724	6,656	10,554

Operating expenses
Selling expenses	9,918	7,308	18,719	18,782
General and administrative expenses	44,318	45,391	171,861	112,183
Total operating expenses	54,236	52,699	190,580	130,965

Loss from operations before provision for income taxes	(51,532)	(48,975)	(183,924)	(120,411)

Provision for income taxes	-	-	-	-

Net loss	$ (51,532)	$ (48,975)	$ (183,924)	$ (120,411)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.01)

Basic and diluted weighted average common shares outstanding	12,219,130	11,432,970	11,999,744	11,394,271

See accompanying notes to condensed financial statements.

VODKA BRANDS CORP
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common stock
	(no Par Value)		Subscription	Accumulated	Total stockholders'
	Shares	Amount	receivable	deficit	equity
Balance at December 31, 2015	11,796,333	$ 424,265	$ (11,000)	$ (309,426)	$ 103,839

Issuance of 437,967 shares of
common stock	437,967	131,391	-	-	131,391

Issuance of 10,000 shares of
common stock for consulting and
professional services	10,000	3,000	-	-	3,000

Issuance of 27,000 shares of
common stock for compensation	27,000	8,100	-	-	8,100

Net Loss	-	-	-	(183,924)	(183,924)

Balance at September 30, 2016 (unaudited)	12,271,300	$ 566,756	$ (11,000)	$ (493,350)	$ 62,406
See accompanying notes to condensed financial statements.

VODKA BRANDS CORP
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$ (183,924)	$ (120,411)

Adjustments to reconcile net loss to
net cash used by operating activities:
Prepaid rent and consulting expense paid with common stock	8,275	18,875
Stock-based compensation	8,100	5,400
Depreciation and amortization expense	225	178

Changes in operating assets and liabilities: Increase in accounts receivable	(4,318)	(30,026)
Decrease in accounts receivable - related party	17,388	-
Increase in prepaid expenses	(250)	(3,350)
Decrease (increase) in inventory	14,825	(63,464)
Increase in short-term advance - related party	(20,460)	-
Increase in accounts payable	5,748	4,706
Increase (decrease) in accounts payable - related party	3,142	(4,999)
Increase (decrease) in accrued expenses	1,682	(1,279)
Net cash used in operating activities	(149,567)	(194,370)

Cash flows from investing activities:
Purchase of fixed assets	-	(931)
Net cash used in investing activities	-	(931)

Cash flows from financing activities:
Proceeds from related party loan	5,547	-
Payments received on subscription receivable	-	15,000
Proceeds from issuance of common stock	131,391	114,500
Purchase of treasury stock	-	(35,000)
Net cash provided by financing activities	136,938	94,500

Net decrease in cash	(12,629)	(100,801)

Cash, at beginning of period	35,445	129,008
Cash, at end of period	$ 22,816	$ 28,207
Supplemental disclosures of cash flow information:
Non-cash financing activities:
Common stock issued for consulting and rent	$ 3,000	$ 6,000
Common stock issued for subscriptions receivable	-	2,500
Common stock issued for compensation	8,100	5,400
See accompanying notes to condensed financial statements.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Interim Condensed Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months and nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any period thereafter. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on April 14, 2016.

Note 2 - Organization and Business

Vodka Brands Corp (the “Company”) was incorporated on April 17, 2014 (Inception) as a Pennsylvania corporation with a year-end of December 31. The Company is primarily engaged in the import and distribution of alcoholic beverages. From Inception to date, the Company imported its alcoholic beverages through a related party. The Company obtained its own import license in April 2015. The Company distributes in the United States. Its products are primarily sold to wholesale distributors as well as state alcohol beverage control agencies.

Note 3 - Going Concern

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. For the nine months ended September 30, 2016, the Company had a net loss of $183,924. As of September 30, 2016 and December 31, 2015, the Company has an accumulated deficit of $493,350 and 309,426, respectively.

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

Revenue Recognition

The Company recognizes revenue when the customer takes ownership of the applicable goods and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of a sale exists and the sales price is fixed or determinable. For the Company, title passes when delivery has occurred. Provisions for rebates to customers are provided for in the same period the related sales are recorded. We account for rebates as a reduction of revenue and accrue for the estimated potential rebates. We recognized a reduction to revenue of $450 and $1,140 during the three and nine months ended September 30, 2016, respectively. At September 30, 2016 and December 31, 2015, $325 and $0 were accrued for customer programs.

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

Accounts Receivable

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on management’s experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The allowance for doubtful accounts was $0 as of September 30, 2016 and December 31, 2015. The Company does not have any off-balance-sheet credit exposure related to its customers. Collections on accounts receivable previously written off are included in income as received.

Inventory

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if they are below cost. Management regularly evaluates the composition of the Company’s inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. The valuation allowance for slow-moving and obsolete inventory was $0 as of September 30, 2016 and December 31, 2015.

Short-term advance – related party

The Company has advanced cash payments to a contractor for future service obligations. The Company recognizes the advance as an expense upon the completion of the service obligations. The Company expects the services to be rendered within one year.

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

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) ASC 360, Long-Lived Assets, such as property, plant and equipment and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company determined that there was no impairment at September 30, 2016 and December 31, 2015.

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

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, Research and Development. Research and development costs were the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$ -	$ -	$ -	$ -

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

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260, Earnings per share. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three and nine months ended September 30, 2016 and 2015.

Comprehensive Income

Net loss is the Company’s only component of comprehensive income or loss for the three and nine months ended September 30, 2016 and 2015.

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

The fair value of the common stock for compensation was the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Shares issued for compensation	9,000	9,000	27,000	18,000
Fair value per share	$ 0.30	$ 0.30	$ 0.30	$ 0.30
Compensation expense	$ 2,700	$ 2,700	$ 8,100	$ 5,400

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

Recent Accounting Pronouncements

In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, makes certain targeted amendments to Topic 606, Revenue from Contracts with Customers, which includes: assessing collectability, presenting sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and disclosing the accounting change in the period of adoption. The effective date and transition requirements for ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09 (Topic 606).  The Company is currently in the process of evaluating the impact of adoption of the ASU on its financial statements.

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

From January 2016 through September 2016, 437,967 shares of the Company’s common stock were issued for cash of $131,391 at $0.30 per share.

From January 2016 through September 2016, 10,000 shares of common stock were issued for consultant services pertaining to a contract cancellation agreement. These 10,000 shares were valued at $0.30 per share.

The common shares issued for services and rents during the periods were immediately vested upon issuance.

On March 7, 2015 the Company entered into an employment agreement with its Chief Executive Officer (“CEO”). Under the terms of the agreement, the CEO will earn 36,000 shares of common stock for his services annually. The agreement is effective April 1, 2015. From January 2016 through September 2016, 27,000 shares of common stock were issued as compensation. These 27,000 shares were valued at $8,100 of compensation at $0.30 per share.

Note 6 - Related Party Transactions

On April 20, 2014 the Company purchased its entire inventory from Beverage Brands, Inc. (“BBI”) which is wholly owned by the CEO, in the amount of $25,502. This amount represents the cost of the inventory to BBI.

In addition, BBI paid third parties for storage and administrative services on behalf of the Company. These amounts were charged to cost of sales. During the three and nine month period ended September 30, 2016, fees paid on behalf of the Company were $750 and $2,250.  During the three and nine month period ended September 30, 2015, fees paid on behalf of the Company were $750 and $2,482. At September 30, 2016 and December 31, 2015, the Company owed BBI $8,843 and $5,201, respectively, and is included in accounts payable – related party.

Effective March 9, 2016, the Company entered into a promissory note with its CEO. The original principal balance was $1,100 and reflected in the loan payable related party. The promissory note is due on demand and bears interest at 3% annually. During the three months ended September 30, 2016 an additional $5,347 was advanced from the CEO and $900 was repaid by the Company.

During the three months ended September 30, 2016, the Company paid $3,300 of operating expenses on behalf of BBI. This amount was excluded from the statements of operations and is included in accounts receivable – related party at September 30, 2016.

Effective April 28, 2015 the Company executed a consulting agreement with a consultant who is an affiliate with BBI. The Company compensates $1,000 per month to the consultant and requires a minimum of fifty hours of services per month. The agreement may terminate, at any time, by written notice of the Company. At September 30, 2016 and December 31, 2015, the Company advanced this consultant $23,810 and $3,350, respectively, for future services which are expected to be performed within one year. The total fees incurred related to this consultant were $3,000 and $9,000 for the three and nine months ended September 30, 2016. The total fees incurred related to this consultant were $4,000 and $10,300 for the three and nine months ended September 30, 2015.  The fees are included in consulting fees. See Note 9.

See additional transactions with related parties in Note 5 and Note 8.

Note 7 - Concentrations

The Company’s revenues include three major customers, the Commonwealth of Pennsylvania, the Mississippi Department of Revenue, and a distributor in Tennessee, which account for 100% of revenues for the three and nine months ended September 30, 2016 and 2015. Outstanding accounts receivable from these customers amounted to the following:

	September 30, 2016	December 31, 2015
(unaudited)
Accounts receivable	$ 11,925	$ 7,607

The Company imports and distributes alcoholic beverages from one supplier which accounted for 100% of the Company’s purchases for the three and nine months ended September 30, 2015. The Company had no purchases for the three and nine months ended September 30, 2016. All purchases require prepayment terms.  Accounts payable to this vendor amounted to $0 as of September 30, 2016 and December 31, 2015.

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

When the Company sells alcoholic beverages to its customer, the Mississippi Department of Revenue, the alcoholic beverages are sent to a bailment warehouse, operated by the Mississippi Department of Revenue. The Company maintains ownership of the alcoholic beverages while in the bailment warehouse, without fee, until final withdraw by the Mississippi Department of Revenue. At September 30, 2016 and December 31, 2015, $2,784 and $1,470 of excise taxes are included in inventory.

When the alcoholic beverage leaves the bonded warehouse, the Company retains a third party as a customer broker to process the paper work with United States Customs and advance the federal tax payment for the alcoholic beverage sold. Payment of the tax is due before the product leaves the bonded warehouse.

Note 9 – Operating Expenses

Selling expenses consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Commissions	$ -	$ -	$ 271	$ -
Promotional	5,684	-	8,912	6,724
Advertising	4,234	7,308	9,536	12,058
Total	$ 9,918	$ 7,308	$ 18,719	$ 18,782

General and administrative expenses consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Depreciation and amortization	$ 75	$ 75	$ 225	$ 178
Compensation	2,700	2,700	8,100	5,400
Professional fees	15,968	23,638	84,454	63,638
Consulting fees	18,405	13,005	50,775	31,338
Rents	2,250	2,250	6,750	5,750
Other general and administrative	4,920	3,723	21,557	5,879
Total	$ 44,318	$ 45,391	$ 171,861	$ 112,183

Note 10 – Property, plant and equipment

The net book value related to this property, plant and equipment was the following:

	September 30, 2016	December 31, 2015
(unaudited)

Cost	$ 931	$ 931
Accumulated depreciation	(282)	(141)
Total trademarks, net	$ 649	$ 790

Depreciation of the assets are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Depreciation	$ 47	$ 47	$ 141	$ 94

The estimated useful lives of the assets are as follows:

Office equipment and furniture     3-5 years

Note 11 – Trademarks

The net book value related to these trademarks was the following:

	September 30, 2016	December 31, 2015
(unaudited)

Cost	$ 1,125	$ 1,125
Accumulated amortization	(1040)	(956)
Total trademarks, net	$ 85	$ 169

Amortization expense related to these trademarks was the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Amortization	$ 28	$ 28	$ 84	$ 84

The Company did not incur costs to renew or extend the term of the trademarks during the periods ending March 31, 2016 and December 31, 2015. The future cash flows of the Company are significantly affected by the Company’s ability to renew the trademarks with the United States Patent and Trademark Office.

The estimated useful lives of the assets are as follows:

Trademarks    10 years

The estimated amortization expense is as follows:

For the year ending December 31, 2016	$ 112
For the year ending December 31, 2017	$ 57

Note 12 - Subsequent Events

Subsequent events have been evaluated through November 25, 2016 which is the date the financial statements were available to be issued. Management did not identify any events requiring recording or disclosure in the accompanying financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Vodka Brands Corp (“Vodka Brands”, the “Company”, “we”, and “our”) for three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015. The following information should be read in conjunction with the financial statements for the year ended December 31, 2015 and notes thereto appearing elsewhere in this Annual Report on Form 10-K filed with the SEC on April 14, 2016. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Our cash on hand as of  September 30, 2016, was $22,816

.

RESULTS OF OPERATIONS

Sales

We generated sales of $12,065  and $33,597 for the three and nine months ended September 30, 2016 and $10,946 and $30,026 for the three and nine months ended September 30, 2015.  The increase is due primarily to the higher order volumes. During the three months ended September 30, 2016, we sold 947 bottles versus 852 bottles sold during the three months ended September 30, 2015

The most significant variable in product cost in the future is expected to be currency exchange rates between the Euro and the US Dollar. Our European suppliers invoice in Euros. We do not believe that inflation had any material impact on us during the three months ended September 30, 2016 and 2015.

We recognize revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) shipment has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

With the introduction of Blue Diamond Vodka as a shelf item in the State of Pennsylvania two years ago, our sales are primarily to the Pennsylvania Liquor Control Board and can be found in roughly forty five of their stores. If we were to lose this customer, our operations would be materially impacted. However, we have the possibility to increase the number of stores in Pennsylvania, and much greater potential nationally, and internationally.  To this end, we continued to generate sales to the Mississippi Department of Revenue during the nine months ended September 30, 2016. Our product is sold in approximately forty stores in Mississippi.

In January 2016, we began issuing customer incentives on our Blue Diamond Vodka through the use of mail-in rebate coupons. Revenues for the three months ended March 31, 2016 were reduced by estimated rebate costs of $415 and revenues for the three months ended June 30, 2016 were reduced by estimated rebate costs of $275. Revenues for the three months ended September 30, 3016 were reduced by estimated rebate costs of $450.

Cost of Goods Sold

Our cost of sales were $9,361 and $26,941 for the three and nine months ended September 30, 2016 compared to $7,222 and $19,472 for the three and nine months ended September 30, 2015. The increase in our cost of sales was primarily due to higher order volumes, freight costs and distribution outlets.

Gross profit

We expect to be able to maintain a gross profit margin over 25% on our product.  For the three and nine months ended September 30, 2016 and 2015 our gross profit margin was 22%, 20%, 34%  and 35%, respectively. We expect that our 2016 profit margin will remain in line with our aforementioned expectations, however we have flexibility to adjust prices if necessary to gain market share. We implemented a $5.00 mail-in rebate in the first quarter of 2016 to increase sales. The mail-in rebate and higher purchase and freight costs decreased our gross profit percentage for the three and nine months ended September 30, 2016. Further, we offered our Blue Diamond Vodka at a reduced price to gain market access in Tennessee contributing to the reduction in our gross profit margin.

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

Net loss

We incurred a net loss of $51,532 and $183,924 for the three and nine months ended September 30, 2016, and $48,975 and $120,411, for the three and nine months ended September 30, 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, our current assets were $117,875 and our current liabilities were $56,203 and as of December 31, 2015 our current assets were $142,964 and our current liabilities were $40,084.

As of September 30, 2016 our stockholders’ equity was $62,406 and as of December 31, 2015 our stockholders’ equity was $103,839.

At September 30, 2016 and December 31, 2015, we had 12,271,300 and 11,796,333 common shares outstanding, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2016, net cash used in operating activities was $149,567 and for the nine months ended September 30, 2015 net cash used in operating activities was $194,370.  The change was primarily a result in the purchase of our second production of Blue Diamond Vodka in February 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of shares of our common stock.  For the nine months ended September 30, 2016, net cash provided by financing activity was $136,938 and for the nine months ended September 30, 2015 net cash provided by financing activities was $94,500 received from proceeds from issuance of our common stock to investors.

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

Product development

Our Blue Diamond Vodka bottle is produced in France and shipped to Northern Europe to complete production.  Current production of Blue Diamond Vodka includes some noticeable improvements in product packaging.  For example, the bottle closure utilizes an up-scale synthetic cork with logo embossed on the top.  A PVC capsule with logo complements the long neck bottle.  There is a clear portion surrounding the diamond in martini glass design on the frosted bottle and other slight modifications.  These modest but noticeable changes give our product a cleaner, more professional and appealing appearance.  We anticipate further development of other brands within six to twelve months.

In the fourth quarter 2016, we began production of vodka under our Diamond Girl trademark.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The design of the internal controls over the segregation of duties and financial reporting close process constitute a material weakness. Specifically, we do not have a formal written process to perform monthly close procedures nor a detailed review of such information. Further, our transactions are initiated and processed by a single individual. Accordingly, the lack of these controls results in the possibility that a material misstatement could occur and would not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending September 30, 2016, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three (3) month period ending September 30, 2016, and through the filing of this Form 10-Q report, we offered and sold securities below. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities. We believed these exemptions from registration were available because:

•We are not a blank check company;

•Sales were not made by general solicitation or advertising;

•All certificates had restrictive legends; and

•Sales were made to persons with a pre-existing relationship to Mark T. Lucero, our President, Chief Executive Officer and Director.

On July 11, 2016, we sold 10,000 shares of our common stock to Ghridhar Raghavan at a price of $0.30 per share or an aggregate of $3,000.

On August 8, 2016, we sold 16,667 shares of our common stock to Derrick Hemby at a price of $0.30 per share or an aggregate of $5,000.

On August 15, 2016, we sold 6,700 shares of our common stock to Erica Jean Lewis at a price of $0.30 per share or an aggregate of $2,010.

On August 15, 2016, we sold 16,600 shares of our common stock to Chelsy Elaine Hogue at a price of $0.30 per share or an aggregate of $4,980.

On September 16, 2016, we sold 3,333 shares of our common stock to Elijah Thompson at a price of $0.30 per share or an aggregate of $1,000.

On September 20, 2016, we sold 30,000 shares of our common stock to Leonard Oddo at a price of $0.30 per share or an aggregate of $9,000.

On October 6, 2016, we sold 17,000 shares of our common stock to Chad Edward Gobersk and Amy Lynn Warzinski at a price of $0.30 per share or an aggregate of $5,100.

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

November 25, 2016