Form 10-K
period 2016-12-31
Vodka Brands Corp
filed 2017-04-18
CIK 1620053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2016

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

Yes ☐  No ☒

As of December 31, 2016 and April 14, 2017, we had 12,342,333 and 12,502,333 shares of common stock outstanding.

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

Business Operations

Vodka Brands Corp, is referred to herein as the “Company,” “us” or “we”.   We are an early stage company, incorporated in the state of Pennsylvania on April 17, 2014, to develop, market and distribute vodka products bearing our Blue Diamond and Diamond Girl trade names.

We obtained our import license in April of 2015, and presently distribute our products to wholesale distributors and state alcohol beverage control agencies.

Our principal executive offices are located at 554 33rd Street, Pittsburgh, Pennsylvania 15201.  Our telephone number is 412-681-7777. Our website is located at www.BlueDiamondVodka.com.

Business Operations

We import a 40% proof grain based vodka under the trademarked names Blue Diamond and Diamond Girl vodkas. We are currently licensed to sell alcoholic beverages in the states of Pennsylvania, Mississippi, Tennessee and West Virginia. Our first sale of Blue Diamond vodka was in May of 2014.  In 2017, we expect to begin selling our Diamond Girl vodka.  For the years ended December 31, 2016 and 2015, we had net revenues of $47,265 and $37,632, respectively.

The manufacturing, importation, distribution and sale of alcohol-based beverages are subject to regulation by the Federal government through the Alcohol and Tobacco Tax and Trade Bureau and State and local regulatory agencies. Brand suppliers, distributors and retailers must be properly licensed in order to sell alcohol-based beverages.   In most states, the alcohol-based beverage industry operates within what is commonly referred to as a three-tier system of distribution. Tier one consists of brand suppliers and manufacturers that produce alcohol-based beverages and/or importers of alcohol-based beverages, bringing products into the United States through US Customs control.  Tier two consists of distributors, other sub-distributors and the Control States which in turn market the products through brokers. Tier three consists of licensees, both on and off premise customers such as retailers which sell the products to consumers.  Under the three-tier system, brand suppliers and manufacturers sell to distributors and/or Control States, distributors and or Control States sell to licensees or state stores, and licensees or state stores sell to consumers. Typically, brand suppliers cannot sell to licensees or consumers and distributors cannot sell directly to consumers.  We are a Tier one supplier and importer. We hold permits that allow us to ship products to Pennsylvania, Mississippi and West Virginia, which are control states and licensed distributors in Tennessee. We face scrutiny in a number of important areas, including initial licensing or permitting and ongoing sales and marketing activities with or on behalf of customers.  We believe that we are in compliance with applicable regulations in all material respects.

As of December 31, 2016, we were dependent on the Commonwealth of Pennsylvania, the state of West Virginia and the Mississippi Department of Revenue and our licensed distributor in Tennessee for 100% of our revenues. To date, our largest customer is the Pennsylvania Liquor Control Board. In Pennsylvania, like Mississippi and West Virginia, alcoholic beverages can only be sold to the state who acts as a distributor and supplier of the product.  As such, our customer in these states is the state who then resells the product at state owned liquor stores and individual liquor retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets that are licensed to sell alcoholic beverages.

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

Intellectual Property

We hold four trade names registered with the United States Patent & Trademark Office (USPTO). These are Blue Diamond (USPTO 78523193), Diamond Girl (USPTO 85587393), White Crystal (USPTO 2,993,050), and Blue Crystal (USPTO 3,490,176). We presently only sell vodka products under Blue Diamond vodka name and expect to begin selling under the Diamond Girl vodka name in 2017.

ITEM 1A.  RISK FACTORS

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

We incurred net losses of $266,451 and $240,291 for the years ended December 31, 2016 and 2015, respectively.  As a result, our independent registered public accounting firm has included an explanatory paragraph in its audit opinion that we may be unable to continue as a going concern. Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our financial statements contain a going concern qualification. Our financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We are an early stage company with little or no historical performance for you to base an investment decision upon, and we may never become profitable.

We are a recently formed company. For the years ended December 31, 2016 and 2015, we had revenues of $47,265 and $37,632, respectively and net losses of $266,451 and $240,291, respectively.  Accordingly, we have limited historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by early stage companies such as us.  Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage company, and whether we will ever become profitable.

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

For the years ended December 31, 2016 and 2015, we had revenues of $47,265 and $37,632, respectively and a net loss of $266,451 and $240,291, respectively, from the sale of our vodka products.  Because we have limited revenues and lack historical financial data, including revenue data, our future revenues are unpredictable. Our operating expenses are presently approximately $21,000 per month or $252,000 annually.  We will require $21,000 per month or $252,000 over the next twelve months to meet our existing operational costs, which consist of advertising, salaries, and other general administrative expenses to comply with the costs of being an SEC reporting company.

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

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned.  We may also be required to hire additional staff to comply with additional SEC reporting requirements.  We anticipate that the cost of SEC reporting will be approximately $75,000 annually.  Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.  If we fail to meet these requirements, we may lose the qualification and our securities would no longer trade on the OTC Markets. Further, if we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports, that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

Risks Related to Our Business

We may be subject to product liability claims and we do not have insurance coverage for such claims which could negatively impact our financial condition.

By selling vodka beverages, we will face an inherent business risk of exposure to product liability claims in the event that the use of our vodka products results in personal injury or death.  We do not maintain product liability insurance coverage to protect us from such claims.  A successful product liability claim or series of claims brought against us would negatively impact our business and could cause you to lose your investment.

We are dependent on a European distiller, to provide us with our finished Blue Diamond and Diamond Girl vodka product. Failure to obtain satisfactory performance from them or a loss of their services could cause us to lose sales, incur additional costs, and lose credibility in the marketplace.

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

We purchase our finished vodka product from a European distiller on a non-exclusive basis. A European distiller produces vodka and other alcoholic beverage products for other third parties who sell the products under their own brand names. As such, third parties can purchase the same vodka products as we do from our European distiller and put their own trade name on the product which may negatively impact our revenues.

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

•

Changes in consumer preferences, consumption, or purchase patterns – particularly away from vodka, and our ability to anticipate and react to them; bar, restaurant, travel, or other on premise declines;

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

Risks Related to Our Management

Mark T. Lucero, our Founder, Chief Executive Officer, President and Director distributes a vodka product under the brand name, White Diamond, which is confusingly similar to Blue Diamond, the brand of our vodka products, which could adversely affect the value of our brands and reduce our revenues.

The success of our business depends on the recognition of the Blue Diamond brand name. Mark T. Lucero, our Founder, Chief Executive Officer, President and Director controls Beverage Brands, Inc., which distributes a vodka product under the brand name White Diamond, which is confusingly similar to Blue Diamond, the brand of our vodka. Additionally, White Diamond and Blue Diamond are produced by the same manufacturer in Estonia. Both products are then sold to the same customers. These factors make White Diamond and Blue Diamond products confusingly similar and make it difficult for consumers to distinguish between the brands. This makes it difficult for us to build brand recognition which could adversely affect the value of our brands and reduce our revenues. Consumers could mistakenly construe negative publicity about White Diamond Vodka to our products which would harm our reputation, brands and competitive position.

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

•

We presently distribute one product, Blue Diamond vodka in 750 ml bottles and expect to distribute Diamond Girl vodka in 750 ml bottles. BBI distributes one vodka product in a 750 ml bottle. White Diamond and Blue Diamond Vodka are sold to consumers at the same retail locations. Because White Diamond and Blue Diamond Vodka produce similar products with similar brand names that are sold at the same retail locations, it may be difficult for consumers to distinguish between the two brands which could negatively impact our revenues.

•

White Diamond, Blue Diamond and Diamond Girl vodka are manufactured by a European distiller who provides the finished vodka product for each.

•

White Diamond and Blue Diamond vodka are each sold to the same customers. As a result, White Diamond competes with us for sales to our customers.

•

BBI resells White Diamond vodka for $138 per case and we sell Blue Diamond vodka for approximately $150 per case which may make our pricing less attractive than the pricing for White Diamond vodka and thereby reduce orders for our product.

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

While Mark T. Lucero, our Founder, Chief Executive Officer, President and Director, dedicates approximately 160 hours per month, John J. Hadgkiss, our Secretary and Director, only dedicates approximately 5 hours per month, to our business. Additionally, Mr. Lucero operates another company, Beverage Brands, Inc., that sells a vodka product and he runs its day to day operations.  As a result, we may compete with Beverage Brands, Inc. for Mr. Lucero’s efforts which would negatively impact our plan of operations, implementation of our business plan, and our potential profitability.

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

We are an "emerging growth company," as defined in the JOBS Act.  For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1,000,000,000, if we issue more than $1,000,000,000 in non-convertible debt in a three-year period, or if the market value of our common stock held by non-affiliates exceeds $100,000,000 as of any April 30 before that time, in which case we would no longer be an emerging growth company as of the following April 30.  We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of April 14, 2017, we had 12,502,333 shares of common stock outstanding, each entitled to one vote per common share.  Our Founder, Chief Executive Officer, President and Director, Mark T. Lucero, controls 10,163,000 common shares which entitles him to control approximately 81.3% of the votes on all matters submitted to a vote of our common stockholders.  As a result, Mr. Lucero has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors.  Our management’s control of our voting securities may make it impossible to complete some corporate transactions without its support and may prevent a change in our control.  In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

In general, unless registered with the SEC, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six (6) months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price.  If substantial amounts of our common stock become available for resale under Rule 144, prevailing market prices for our common stock will be reduced.

We may, in the future, issue additional securities, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize us to issue 100,000,000 shares of common stock.  As of April 14, 2017, we had 12,502,333 shares of common stock outstanding.  Accordingly, we may issue up to an additional 87,749,667 shares of common stock.  The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.  We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock.  Our board of directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We lease approximately 400 square feet of office space at 554 33rd St., Pittsburgh, PA 15201, from RCH Pittsburgh LLC, a company controlled by Richard C Hvizdak. We paid annual rent of 10,000 shares of our common stock for this location in 2016. We lease approximately 600 square feet of storage space at 8179 Steubenville Pike, Imperial, PA 15126 from Jason Valenti. We paid annual rent value of $800 in shares of our common stock for this location in 2016.  These two locations are adequate and suitable for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4.  MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.0 per share (the "Common Stock"), has been quoted with the symbol “VDKB” by the OTC Markets since June 7, 2016.

Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

OTC Markets securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Set forth below are the range of high and low prices for our common stock from the OTC Markets for the quarterly periods from June 7, 2016 to March 31, 2017, the date which our shares became quoted by the OTC Markets Interdealer Quotation System. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

Year 2017	High	Low

First Quarter	$2.25	$.35

Year 2016	High	Low

First Quarter	$ --	$ --
Second Quarter	$ .10	$1.50
Third Quarter	$2.00	$1.50
Fourth Quarter	$3.00	$1.50

Transfer Agent

Our transfer agent is Island Stock Transfer. Its address is 15500 Roosevelt Blvd, Suite 301, Clearwater, FL 33760, and its telephone number is 772-289-0010. Its website is www.islandstocktransfer.com.

Dividends

We have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in our best interest and our shareholders to do so.

Security Holders

As of December 31, 2016, we had 12,342,333 shares of our common stock outstanding held by 63 record holders.

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

On April 17, 2014, we sold 90,000 shares of common stock to Mark T. Lucero, our Founder, Chief Executive Officer, President and Director, at the price of $0.30 per share or an aggregate price of $27,000. On April 21, 2014, we sold 10,010,000 shares of common stock to Mark T. Lucero, our Founder, Chief Executive Officer, President and Director, in exchange for the Blue Diamond, Diamond Girl, White Crystal and Blue Crystal trade names. We valued these shares at $.00004 per share or an aggregate price of $365. From April 2015 through June 2015, we issued 9,000 shares of common stock to Mark T. Lucero for compensation. We valued these shares at $0.30 per share or an aggregate of $2,700. From July through September 2015, we issued 9,000 shares of common stock to Mark T. Lucero as compensation. These shares were valued at $0.30 per share or an aggregate of $2,700. From October through December 2015, we issued 9,000 common shares to Mark T. Lucero as compensation. These shares were valued at $0.30 per share or an aggregate of $2,700.  From January through December 2016, we issued 36,000 common shares to Mark T. Lucero as compensation which we valued at $0.30 per share or an aggregate of $10,800.

On April 15, 2015, we sold 10,000 shares of common stock to Rex Paul Gatto at the price of $0.30 per share or an aggregate price of $3,000.

On April 17, 2015, we sold 7,000 shares of common stock to Thomas Litman at the price of $0.30 per share or an aggregate price of $2,100.

On April 20, 2015, we issued 10,000 shares of common stock to RCH Pittsburgh LLC, a Pennsylvania corporation controlled by Rick Hvizdak, as rent for our location at 554 33rd St., Pittsburgh, PA 15201. We valued these shares at $0.30 per share or an aggregate price of $3,000.

On April 20, 2015, we sold 30,000 shares of common stock to JPDO Holdings, LLC, a company controlled by James Pastore, at the price of $.30 or an aggregate of $9,000. On August 26, 2015, we sold 50,000 shares of common stock to JPDO Holdings, LLC, a company controlled by James Pastore, at a price of $0.30 per share or an aggregate price of $15,000.

On May 8, 2015, we sold 16,000 shares of common stock to Mark H. Loevner at the price of $0.30 per share or an aggregate price of $4,800.

On May 15, 2015, we sold 33,333 shares of common stock to Dawn Fuchs at the price of $0.30 per share or an aggregate price of $10,000.

On May 18, 2015, we sold 5,000 shares of common stock to Diane Flynn at the price of $0.30 per share or an aggregate price of $1,500.

On May 28, 2015, we sold 7,000 shares of common stock to Krishnasamy Karuppiah at the price of $0.30 per share or an aggregate price of $2,100.

On June 2, 2015, we sold 5,000 shares of common stock to K. Gopalkrishna Pai at the price of $0.30 per share or an aggregate price of $1,500.

On August 27, 2015, we sold 20,000 shares of common stock to Sanjay Gupta at a price of $0.30 per share or an aggregate price of $6,000.

On August 28, 2015, we sold 100,000 shares of common stock to David V. Schmidt at the price of $0.20 per share or an aggregate price of $20,000.

On September 18, 2015, we sold 30,000 shares of common stock to Richard J. Reeder at a price of $0.30 per share or an aggregate price of $9,000.

On November 10, 2015, we sold 7,000 shares of common stock to Chris Manna at the price of $.30 per share or an aggregate price of $2,100.

On November 15, 2015, we sold 7,000 shares of common stock to Valerie Renee Manna at the price of $.30 per share or an aggregate price of $2,100.

On November 16, 2015, the Company issued 25,000 shares of common stock to Marc Mrvos for services rendered.

On November 28, 2015, we issued 20,000 shares of common stock to Steel City Distributors, Inc. at the price of $0.30 per share or an aggregate price of $6,000. Steel City Distributors, Inc. is a West Virginia corporation controlled by Jayson Marino.

On November 28, 2015, we issued 30,000 shares of common stock to Jayson Marino for the price of $0.30 per share or an aggregate price of $9,000.

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

On January 1, 2016, we issued 10,000 shares of our common stock to Marc Mrvos for services rendered.

On February 2, 2016, we sold 20,000 shares of our common stock to Narayan Nayak at a price of $0.30 per share or an aggregate price of $6,000.

On March 15, 2016, we sold 17,000 shares of our common stock to David Carlisle at a price of $0.30 per share or an aggregate price of $5,100.

On March 15, 2016, we sold 10,000 shares of our common stock to Tom Hurney at a price of $0.30 per share or an aggregate price of $3,000.

On May 8, 2016, we sold 67,000 shares of our common stock to Geoffrey Douglas Block at a price of $0.30 per share or an aggregate price of $20,100.

On May 17, 2016, we sold 16,667 shares of our common stock to Edward J. Lynam at a price of $0.30 per share or an aggregate price of $5,000.

On May 25, 2016, we sold 10,000 shares of our common stock to Baocheng B. Zhang at a price of $0.30 per share or an aggregate price of $3,000.

On May 25, 2016, we sold 67,000 shares of our common stock to Philip Sallee at a price of $0.30 per share or an aggregate price of $20,100.

On June 9, 2016, we sold 10,000 shares of our common stock to Rex Gatto at a price of $0.30 per share or an aggregate price of $3.000.

On June 23, 2016, we sold 120,000 shares of our common stock to Leonard Oddo at a price of $0.30 per share or an aggregate price of $36,000.

On June 28, 2016, we sold 10,000 shares of our common stock to Sunthar Tharmalingam at a price of $0.30 per share or an aggregate price of $3,000.

On July 11, 2016, we sold 10,000 shares of our common stock to Ghridhar Raghavan at a price of $0.30 per share or an aggregate price of $3,000.

On August 1, 2016, we issued 3,000 shares of our common stock to Harry Allen for services rendered.

On August 8, 2016, we sold 17,000 shares of our common stock to Derrick Hemby at a price of $0.30 per share or an aggregate price of $5,000.

On August 15, 2016, we sold 6,700 shares of our common stock to Erica Jean Lewis at a price of $0.30 per share or an aggregate price of $2,010.

On August 15, 2016, we sold 16,600 shares of our common stock to Chelsy Elaine Hogue at a price of $0.30 per share or an aggregate price of $4,980.

On September 16, 2016, we sold 3,333 shares of our common stock to Elijah Thompson at a price of $0.30 per share or an aggregate price of $1,000.

On September 20, 2016, we sold 30,000 shares of our common stock to Leonard Oddo at a price of $0.30 per share or an aggregate price of $9,000.

On September 27, 2016, we sold 10,000 shares of our common stock to Baocheng B. Zhang at a price of $0.30 per share or an aggregate price of $3,000.

On October 6, 2016, we sold 17,000 shares of our common stock to Chad Edward Gabersek and Amy Lynn Warzinski at a price of $0.30 per share or an aggregate price of $5,100.

On October 25, 2016, we sold 17,000 shares of our common stock to Courtney Wilson at a price of $0.30 per share or an aggregate price of $5,100.

On November 22, 2016, we sold 15,000 shares of our common stock to Judy and Joshua Clark at a price of $0.30 per share or an aggregate price of $4,500.

On December 10, 2016, we sold 20,000 shares of our common stock to William Simmons, M.D. at a price of $0.30 per share or an aggregate price of $6,000.

On December 24, 2016, we sold 6,700 shares of our common stock to Teona Williams at a price of $.0.30 per share or an aggregate price of $2,000.

On December 24, 2016, we sold 10,000 shares of our common stock to Tami Gayle Brown at a price of $0.30 per share or an aggregate price of $3,000.

On January 20, 2017, we sold 6,250 shares of our common stock to Chris Kuhn at a price of $0.40 per share or an aggregate price of $2,500.

On February 2, 2017, we sold 25,000 shares of our common stock to Mike Stephany at a price of $0.40 per share or an aggregate price of $10,000.

On February 8, 2017, we sold 10,000 shares of our common stock to Mark Loevner at $0.30 per share or an aggregate price of $3,000.

On February 17, 2017, we sold 12,500 shares of our common stock to Kenneth Beardsley at $0.40 per share or an aggregate price of $5,000.

On March 1, 2017, we sold 12,500 shares of our common stock to Robin Cole at $0.40 per share or an aggregate price of $5,000.

On March 3, 2017, we sold 12,500 shares of our common stock to Scott Baker at $0.40 per share or an aggregate price of $5,000.

On March 23, 2017, we sold 18,750 shares of our common stock to Thomas Little at a price of $0.40 per share or an aggregate price of $7,500.

On March 26, 2017, we sold 25,000 shares of our common stock to Edward Cleary at a price of $0.30 per share or an aggregate price of $7,500.

On March 31, 2017, we sold 12,500 shares of our common stock to Marc Foremsky at a price of $0.40 per share or an aggregate price of $5,000.

On April 7, 2017, we sold 12,500 shares of our common stock to Scott Churchill at a price of $0.40 per share or an aggregate of $5,000.

On March 27, 2017 we sold 12,500 shares of our common stock to Mark Fleisner at a price of $0.40 per share or an aggregate of $5,000.

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

Our Business

We began operations on April 17, 2014 (Inception) and operate within the alcoholic spirit industry. We oversee the manufacturing of our trademarked Blue Diamond and Diamond Girl vodkas.  We produced our Diamond Girl Vodka in the fourth quarter of 2016 as our second vodka product.  We sell our products in the United States with hopes of expanding internationally.  We have a federal permit to import alcoholic beverages. Currently, our customers include the Pennsylvania Liquor Control Board, the Alcoholic Beverage Control of Mississippi, the Alcohol Beverage Control Administration of West Virginia and a distributor in Tennessee. We plan to continue to develop our trademarked products as well as our other trademarked brands.

Our cash on hand as of December 31, 2016, was $10,574.

RESULTS OF OPERATIONS

Sales

We generated sales of $47,265 for the year ended December 31, 2016 and $37,632 in year 2015.  The increase in 2016 was primarily due to higher order volumes.  During the year we sold 3,815 bottles compared to 2,868 in the prior year period.

The most significant variable in product cost in the future is expected to be currency exchange rates between the Euro and the US Dollar. Our European suppliers invoice in Euros. We do not believe that inflation had any material impact on us during the years ended December 31, 2016 and 2015, respectively.

We recognize revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

With the introduction of Blue Diamond Vodka as a shelf item in the State of Pennsylvania two years ago, and produced Diamond Girl in 2016 with the expectation to begin selling Diamond Girl in 2017, our sales are comprised largely to the Pennsylvania Liquor Control Board and can be found in roughly forty-five of their stores. If we were to lose this customer, our operations would be materially impacted. However, we have the possibility to increase the number of stores in Pennsylvania, and much greater potential nationally, and internationally.  To this end, we continued to generate sales to the Mississippi Department of Revenue and had our first sales to the Alcohol Beverage Control Administration of West Virginia and a distributor in Tennessee during the twelve months ended December 31, 2016.

In January 2016, we began issuing customer incentives on our Diamond Vodka through the use of mail-in rebate coupons.  Revenues for the year ended December 31, 2016 were reduced by estimated rebate costs of $1,505.

Cost of Goods Sold

Our cost of sales were $36,212 in the twelve months ended December 31, 2016 compared to $26,680 in year 2015.  The increase in our cost of sales was primarily due to higher order volumes and freight costs.

Gross profit

We expect to be able to maintain a gross profit margin of 20% on our product.  For the year ended December 31, 2016 and 2015 our gross profit margin was 23%, and 29%, respectively. We expect that our 2017 profit margin will remain in line with our aforementioned expectations, however we have flexibility to adjust prices if necessary to gain market share. We implemented a $5.00 mail-in rebate in the first quarter of 2016 to increase sales. The mail-in rebate and higher freight costs decreased our gross profit for years 2016 and 2015. Further, we offered our Blue Diamond Vodka at a reduced price to gain market access in Tennessee contributing to the reduction in our gross profit margin. Lastly, to help increase sales volumes we offered a special price reduction on our products sold in Mississippi.

In January 2017, we introduced another mail-in rebate for $4.00 for a single bottle purchase or $10.00 for two or more bottles purchased. This mail-in rebate will expire on December 31, 2017.

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

Net loss

We incurred a net loss of $266,451 for the year ended December 31, 2016 compared to 2015’s net loss of $240,291.

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

Related Parties

Beverage Brands, Inc. (“BBI”) which is wholly owned by the CEO, paid third parties for storage and administrative services on behalf of the Company. These amounts were charged to cost of sales. The total amount expensed was $3,000 and $3,841 for the years ended December 31, 2016 and 2015, respectively. In September 2015 and foreword, the storage services were invoiced directly to the Company.

On various dates in 2016, BBI we paid certain amounts due to vendors of the Company. For the years ended December 31, 2016 and 2015, the total amount of these amounts paid by BBI on behalf of the Company was $1,656 and $-.

During 2016, we collected proceeds for products sold which BBI owns the trademark. The total amount collected during the years ended December 31, 2016 and 2015 was $1,624 and $-. As of December 31, 2016 and 2015 the we owed $1,624 and $- and these amounts are reflected in accounts payable – related party in the accompanying balance sheets, respectively.

As of December 31, 2016 and 2015, we owed $11,481 and $5,201 to this related party and these amounts are included in accounts payable - related party in the accompanying balance sheets.

The Company paid certain expenses attributable to BBI. These amounts were not recorded in the Company’s statement of operations for the year ended December 31, 2016. The total amount paid on behalf of BBI for the year ended December 31, 2016 and 2015 was $6,092 and $-. These amounts are reflected in the accounts receivable, net – related party in the accompanying balance sheets at December 31, 2016 and 2015, respectively.

Effective April 28, 2015 the Company executed a consulting agreement with a consultant who is an affiliate with BBI. The Company compensates $1,000 per month to the consultant and requires a minimum of fifty hours of services per month. The agreement may terminate, at any time, by written notice of the Company. At December 31, 2016 and 2015, the Company advanced this consultant $- and $3,350 for future services which are expected to be performed within one year, respectively. The total fees incurred related to this consultant were $35,602 and $14,700  for the years ended December 31, 2016 and 2015, respectively. The fees are included in consulting fees in the accompanying statements of operations.

During 2016, the Company entered into an informal, interest-free, unsecured advance from its CEO. On various dates in 2016, the CEO advanced a total of $58,700 to the Company. During 2016, the Company repaid $3,647 due under this advance. As of December 31, 2016 and 2015, $55,053 and $- is reflected in advance – related party in the accompany balance sheets, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2016, our current assets were $120,211 and our current liabilities were $119,791 and as of December 31, 2015, our current assets were $142,964 and our current liabilities were $40,084.

Our stockholders’ equity  totaled $1,078 at December 31, 2016 compared to total stockholders’ equity of $103,839 at December 31, 2015.

As of December 31, 2016 and December 31, 2015, we had 12,342,333 and 11,796,333 common shares outstanding, respectively. As of December 31, 2016 and December 31, 2015, we had 10,000 and 0 shares of treasury stock.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the year ended December 31, 2016, net cash used in operating activities was $228,914 compared to $229,832 in the same prior year period.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of shares of our common stock.  For the twelve months ended December 31, 2016, net cash provided by financing activity was $204,043 and for the twelve months ended December 31, 2015, net cash provided by financing activities was $137,200.  Proceeds received from issuance of our common stock to investors were $151,990 in 2016 compared to $152,200 received in 2015.  In addition to the common stock proceeds received in 2016, we also received $55,053 in net proceeds from related party loans in 2016.  No proceeds were received from related party loans in the 2015 period.

In April 2015, we entered into an arrangement to repurchase 363,167 shares of common stock issued for legal services. We paid $20,000 for these shares. In August 2015, we entered into an arrangement to repurchase the remaining 100,000 shares of common stock issued for legal services. We paid $15,000 for these shares. In September 2015, we executed a cancellation resolution of the 463,167 of the repurchased shares. The cancelation is reflected as a reduction common stock at the price paid of $35,000.

In 2016, we entered into an agreement to repurchase 10,000 shares of common stock for $3,000.

In 2015, we collected $20,000 on our subscription receivable. In 2016, we did not collect any amount on our subscription receivable.

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

Product Development

Our Blue Diamond Vodka bottle is produced in France and shipped to Northern Europe to the country of Estonia to complete production.  Our Blue Diamond Vodka includes some noticeable improvements in product packaging.  For example, the bottle closure utilize an up-scale synthetic cork with logo embossed on the top.  A PVC capsule with logo will complement the long neck bottle.  There will be a clear portion surrounding the diamond in martini glass design on the frosted bottle and other slight modifications.  These modest but noticeable changes should give our product a cleaner, more professional and appealing appearance.  We produced Diamond Girl Vodka in the fourth quarter of 2016. We expect to begin sales of this product at some point in 2017.

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

Going Concern

The report of the independent registered public accounting firm accompanying our December 31, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Critical Accounting Policies and Related Estimates That Could Have a Material Effect on Our Financial Statements

Critical Accounting Policies and Estimates

Revenue Recognition:  The Company recognizes revenue when the customer takes ownership of the applicable goods and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of a sale exists and the sales price is fixed or determinable. For the Company, title passes when delivery has occurred.

Allowance for doubtful accounts: The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on management’s experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Collections on accounts receivable previously written off are included in income as received.

Allowance for slow-moving and obsolete inventory: Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management regularly evaluates the composition of the Company’s inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

Valuation of deferred tax assets: The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, (ASC 740) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC 740 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company has an accumulated deficit and a loss from operations.  Realization of the net deferred tax asset is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred asset has been offset by a full valuation allowance.

The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. In the second step, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Rebate reserve:  Provisions for rebates to customers are provided for in the same period the related sales are recorded. We account for rebates as a reduction of revenue and accrue for the estimated potential rebates.

Valuation of trademarks: Trademarks represent the trade names contributed by the founder through his wholly owned company Trademark Holdings, LLC. The four trademarks are Blue Diamond, Diamond Girl, Blue Crystal and White Crystal. Trademarks are initially measured at the carryover basis of the founder. Amortization of the trademarks is calculated based upon cost using a straight-line method over their estimated useful lives from registration and are stated at a historical cost.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Report of Urish Popeck & Co., LLC, Independent Registered Public Accounting Firm

F-1

Balance Sheets as of December 31, 2016 and 2015

F-2

Statements of Operations for the years ended December 31, 2016 and 2015

F-3

Statements of Changes in Stockholders' Equity for the years ended December 31, 2016 and 2015

F-4

Statements of Cash Flows for the years ended December 31, 2016 and 2015

F-5

Notes to the Financial Statements

F-6

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Vodka Brands Corp

Pittsburgh, PA

We have audited the accompanying balance sheets of Vodka Brands Corp (the Company) as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vodka Brands Corp at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has incurred operating losses since inception and has an accumulated deficit at December 31, 2016. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Urish Popeck & Co., LLC

Pittsburgh, PA

April 18, 2017

VODKA BRANDS CORP
BALANCE SHEETS

	December 31,
	2016	2015

Assets

Current assets:
Cash	$ 10,574	$ 35,445
Accounts receivable, net	24,566	7,607
Accounts receivable, net - related party	6,092	23,850
Prepaid insurance and consulting fees	208	6,267
Inventory	78,771	66,445
Short-term advance - related party	-	3,350
Total current assets	120,211	142,964

Property, plant and equipment, net
Office equipment	931	931
Less: accumulated depreciation	(329)	(141)
Total property, plant and equipment, net	602	790

Other assets, net
Trademarks	1,125	1,125
Accumulated amortization	(1,069)	(956)
Total other assets, net	56	169

Total assets	$ 120,869	$ 143,923

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 43,539	$ 34,383
Accounts payable - related party	11,481	5,701
Advance - related party	55,053	-
Accrued expenses	9,718	-
Total current liabilities	119,791	40,084

Commitments and contingencies

Stockholders' equity
Common stock, no par value, 100,000,000 shares authorized;
12,352,333 issued and 12,342,333 shares outstanding
as of December 31, 2016 and 11,796,333 shares issued
and outstanding as of December 31, 2015	590,955	424,265
Treasury stock, at cost 10,000 and 0 shares at December 31, 2016 and 2015, respectively.	(3,000)	-
Subscription receivable	(11,000)	(11,000)
Accumulated deficit	(575,877)	(309,426)
Total stockholders' equity	1,078	103,839

Total liabilities and stockholders' equity	$ 120,869	$ 143,923
The accompanying notes are an integral part of the financial statements.

VODKA BRANDS CORP
STATEMENTS OF OPERATIONS

	Years ended December 31,
	2016	2015
Sales	$ 47,265	$ 37,632
Cost of sales	36,212	26,680
Gross profit	11,053	10,952

Operating expenses
Selling expenses	29,442	46,041
Professional fees	104,496	101,509
Consulting fees	98,614	75,196
General and administrative expenses	44,952	28,497
Total operating expenses	277,504	251,243

Loss from operations before provision for income taxes	(266,451)	(240,291)

Provision for income taxes	-	-

Net loss	$ (266,451)	$ (240,291)

Basic and diluted loss per common share	$ (0.02)	$ (0.02)

Basic and diluted weighted average common shares outstanding	12,063,113	11,477,196

The accompanying notes are an integral part of the financial statements.

VODKA BRANDS CORP
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common stock		Treasury stock				Total
	(no Par Value)		(at cost)		Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	receivable	deficit	equity

Balance at December 31, 2014	11,457,320	$ 252,765	-	-	$ (31,000)	$ (69,135)	$ 152,630

Issuance of 597,333 shares of
common stock	597,333	152,200	-	-	-	-	152,200

Issuance of 167,847 shares of
common stock for consulting and
professional services	167,847	43,200	-	-	-	-	43,200

Issuance of 10,000 shares of
common stock for rent	10,000	3,000	-	-	-	-	3,000

Issuance of 27,000 shares of
common stock for compensation	27,000	8,100	-	-	-	-	8,100

Repurchase of 463,167 shares of
treasury stock, at cost	(463,167)	-	463,167	(35,000)	-	-	(35,000)

Cancellation of 463,167 shares of
treasury stock, at cost	-	(35,000)	(463,167)	35,000	-	-	-

Collections on subscription receivable	-	-	-	-	20,000	-	20,000

Net Loss	-	-	-	-	-	(240,291)	(240,291)

Balance at December 31, 2015	11,796,333	$ 424,265	-	$ -	$ (11,000)	$ (309,426)	$ 103,839

Issuance of 507,000 shares of
common stock	507,000	151,990	-	-	-	-	151,990

Issuance of 13,000 shares of
common stock for consulting and
professional services	13,000	3,900	-	-	-	-	3,900

Issuance of 36,000 shares of
common stock for compensation	36,000	10,800	-	-	-	-	10,800

Repurchase of 10,000 shares of
common stock, at cost	(10,000)	-	10,000	(3,000)	-	-	(3,000)

Net Loss	-	-	-	-	-	(266,451)	(266,451)

Balance at December 31, 2016	12,342,333	$ 590,955	10,000	$ (3,000)	$ (11,000)	$ (575,877)	$ 1,078

The accompanying notes are an integral part of the financial statements.

VODKA BRANDS CORP
STATEMENTS OF CASH FLOWS
	Years ended December 31,
	2016	2015
Cash flows from operating activities:

Net loss	$ (266,451)	$ (240,291)

Adjustments to reconcile net loss to
net cash used by operating activities:
Prepaid rent and consulting expense paid with common stock	10,167	56,683
Stock-based compensation	10,800	8,100
Depreciation and amortization expense	301	253

Changes in operating assets and liabilities:
Decrease in accounts receivable	(16,959)	(452)
Decrease (increase) in accounts receivable - related party	17,758	(23,850)
Increase in prepaid expenses	(208)	-
Increase in inventory	(12,326)	(57,755)
Decrease (Increase) in short-term advance - related party	3,350	(3,350)
Increase in accounts payable	9,156	32,882
Increase (decrease) in accounts payable - related party	5,780	(658)
Increase (decrease) in accrued expenses	9,718	(1,394)
Net cash used in operating activities	(228,914)	(229,832)

Cash flows from investing activities:
Purchase of fixed assets	-	(931)
Net cash used in investing activities	-	(931)

Cash flows from financing activities:
Proceeds from advance - related party	58,700	-
Repayments on advance - related party	(3,647)	-
Payments received on subscription receivable	-	20,000
Proceeds from issuance of common stock	151,990	152,200
Purchase of treasury stock	(3,000)	(35,000)
Net cash provided by financing activities	204,043	137,200

Net decrease in cash	(24,871)	(93,563)

Cash, at beginning of period	35,445	129,008
Cash, at end of period	$ 10,574	$ 35,445

Supplemental disclosures of cash flow information:

Non-cash financing activities:
Common stock issued for consulting services and rent	$ 3,900	$ 46,200
Common stock issued for compensation	$ 10,800	$ 8,100
The accompanying notes are an integral part of the financial statements.

VODKA BRANDS CORP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business

Vodka Brands Corp (the “Company” or “we”) was incorporated on April 17, 2014 (Inception) as a Pennsylvania corporation with a year-end of December 31. The Company is primarily engaged in the import and distribution of alcoholic beverages. From Inception through March of 2015, the Company imported its alcoholic beverages through a related party. The Company obtained its own import license in April 2015. The Company distributes in the United States. Its products are primarily sold to wholesale distributors as well as state alcohol beverage control agencies.

Note 2 - Going Concern

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. For the year ended December 31, 2016, the Company had a net loss of $266,451. As of December 31, 2016, the Company has an accumulated deficit of $575,877.  Due to the start-up nature of the Company, the Company expects to incur additional operating losses in the immediate future.  Given the operating loss and expected future operating losses, the Company’s ability to realize its assets and discharge its liabilities depends on its ability to generate cash from capital financing and generate future profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is planning on obtaining additional financing through the issuance of equity or debt. To the extent that the funds generated from any private placements, public offerings and/or bank financing are insufficient or unsuccessful, the Company will have to raise additional working capital through other channels.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in U.S. dollars and are prepared in accordance with U.S. GAAP.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company's significant accounting policies are those that are both most important to the Company's financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may materially vary from these estimates. Significant estimates include the allowance for doubtful accounts, allowance for slow-moving and obsolete inventory, valuation of deferred tax assets, rebate reserve and valuation of trademarks.

Revenue Recognition

The Company recognizes revenue when the customer takes ownership of the applicable goods and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of a sale exists and the sales price is fixed or determinable. For the Company, title passes when delivery has occurred. Provisions for rebates to customers are provided for in the same period the related sales are recorded. We account for rebates as a reduction of revenue and accrue for the estimated potential rebates. The Company recognized a reduction to revenue of $1,505 and $- for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, $350 and $- were accrued for customer incentives.

Shipping and Handling

Shipping and handling costs relating to the delivery of the applicable goods are recorded in costs of sales.

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

Accounts Receivable

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The allowance for doubtful accounts was $- as of December 31, 2016 and 2015. The Company does not have any off-balance-sheet credit exposure related to its customers. Collections on accounts receivable previously written off are included in income as received.

Inventory

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management regularly evaluates the composition of the Company’s inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. The allowance for slow-moving and obsolete inventories was $- as of December 31, 2016 and 2015.

Property, plant and equipment

Property, plant and equipment, are stated at cost less depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of property, plant and equipment is calculated based on cost, less their estimated residual value, if any, using the straight-line method over their estimated useful lives and included in operating expenses.

Trademarks

Trademarks represent the trade names contributed by the founder through his wholly owned company Trademark Holdings, LLC. The four trademarks are Blue Diamond, Diamond Girl, Blue Crystal and White Crystal. Trademarks are initially measured at the carryover basis of the founder. Amortization of the trademarks is calculated based upon cost using a straight-line method over their estimated useful lives from registration and are stated at a historical cost. Amortization expense is included in operating expenses.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) ASC 360, Long-Lived Assets, such as property, plant and equipment and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company determined that there was no impairment at December 31, 2016 and 2015.

Advertising and Promotional Costs

The Company expenses advertising and promotional costs as incurred or the first time the advertising or promotion takes place, whichever is earlier, in accordance with the FASB ASC 720, Other Expenses.  For the years ended December 31, 2016 and 2015 the Company recorded $28,882 and $46,041 in advertising and promotional cost which are included in selling expenses in the accompanying statements of operations.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, Research and Development. Research and development costs were $- for the years ended December 31, 2016 and 2015.

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

The Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. In the second step, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of December 31, 2016 and 2015, there were no uncertain tax positions with a more than 50% likelihood of being realized upon settlement. The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no such expenses in 2016 or 2015.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260, Earnings per share. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended December 31, 2016 and 2015.

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 10,000 shares of treasury stock at historical cost of $3,000 at December 31, 2016. There were no treasury shares at December 31, 2015.

Comprehensive Income

Net loss is the Company’s only component of comprehensive income or loss for the year ended December 31, 2016 and 2015.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value provisions of ASC 718, Compensation — Stock Compensation that requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock-based payments including stock options and restricted stock. This topic requires companies to estimate the fair value of the stock-based awards on the date of grant for options are issued to employees and directors. The Company uses a Black-Scholes valuation model as the most appropriate valuation method for pricing these options. Awards for consultants are accounted for under ASC 505-50, Equity Based Payments to Non-Employees. Any compensation expense related to consultants is marked-to-market over the applicable vesting period as they vest. There are customary limitations on the sale or transfer of the stock. There were no stock options issued during the years ended December 31, 2016 and 2015.

Persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months. The Company’s Chief Executive Officer (“CEO”) may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price.

Short-term advance – related party

The Company had advanced cash payments to a contractor for future service obligations of $3,350 at December 31, 2015. The Company recognized this amount as an expense during 2016 upon the completion of the service obligations. There was no amount outstanding as of  December 31, 2016.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company has disclosed all related party transactions.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. This new standard will not have a material impact on the presentation of our financial statements, financial position, results of operations, cash flows or related disclosures.

During March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The objective of this update is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The effective date of the update is for fiscal years beginning after December 15, 2016 and interim periods within that reporting period Early adoption was permitted. We will adopt this standard effective January 1, 2017. The adoption will not have a material impact on the presentation of our financial statements, financial position, results of operations, cash flows or related disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This new standard will not have a material impact on the presentation of our financial statements, financial position, results of operations, cash flows or related disclosures.

In January 2016, the FASB issued ASU 2016-01, which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, and provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. We are currently evaluating the impact of our pending adoption of the new standard on our financial statements and do not expect a significant impact on our financial statements, financial position, results of operations, cash flows or related disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 (and interim periods within those annual periods), or January 1, 2017 for the Company. Early adoption was permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. There will be no impact on our results of operations as a result of the adoption of ASU 2015-17.

In July 2015, the FASB issued ASU No. 2015-11, Inventory, Simplifying the Measurement of Inventory. The amended guidance requires that inventory be measured at the lower of cost and net realizable value. The amended guidance is limited to inventory measured using the first-in, first-out (“FIFO”) or average cost methods and excludes inventory measured using last-in, first-out (“LIFO”) or retail inventory methods. ASU 2015-11 is effective for fiscal years, and interim periods, beginning after December 15, 2016, or January 1, 2017 for the Company. Early adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40). This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments contained in this ASU apply to all companies and not-for-profit organizations. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company adopted this guidance on December 31, 2016 and management assessed the entity’s ability to continue as a going concern. After considering the Company’s historical negative cash flow from operating activities, recurring losses and accumulated deficit management concluded that there is substantial doubt about the entities ability to continue as a going concern. Certain disclosures were added to comply with the disclosure requirements of the ASU.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB finalized a one year delay in the effective date of this standard, which will now be effective for the Company on January 1, 2018, however early adoption is permitted any time after the original effective date. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures, but do not expect it to have a material impact on our financial position, results of operations, or cash flows.

In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, public business entities should apply the guidance in ASU 2014-09 to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. The standard permits the use of the retrospective or the modified approach method. We have not yet selected a transition method, and are currently in the process of evaluating the impact of adoption of this ASU on our financial statements and disclosures, but do not expect it to have a material impact on our financial position, results of operations, or cash flows. We will adopt ASU 2014-09 on January 1, 2018.

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

In April 2015, the Company entered into an arrangement to repurchase 363,167 shares of common stock issued for legal services. The Company paid $20,000 for these shares. In August 2015, the Company entered into an arrangement to repurchase the remaining 100,000 shares of common stock issued for legal services. The Company paid $15,000 for these shares. In September 2015, the Company executed a cancellation resolution of the 463,167 repurchased shares. The cancelation is reflected as a reduction of common stock at the price paid of $35,000.

From January 1, 2016 through December 31, 2016, 36,000 shares of common stock were issued as stock-based compensation. These 36,000 shares were valued at $10,800 of compensation at $0.30 per share in connection with the employment agreement with the Company’s CEO.  See Note 12.

From January 1, 2016 through December 2016, 507,000 shares of common stock were issued for cash of $151,990 at $0.30 per share.

From January 1, 2016 through December 2016, 13,000 shares of common stock were issued for services. The 13,000 shares were valued at $0.30 per share.

The common shares issued for services and rent during the periods were immediately vested upon issuance. The service and rental period were varied from twelve months to eighteen months from the date of the agreements.

Note 5 - Income Tax

The Company has operating losses that may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards, which expire beginning in the year 2034, are offset by a valuation allowance due to the uncertainty of profitable operations in the future.  The cumulative net operating loss carry forward as of December 31, 2016 and 2015 was $417,604 and $153,717.  The U.S. federal statutory tax rate is 35.00%.

The significant components of the deferred tax assets are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Loss carry forwards	$ 173,279	$ 63,783
Less: Valuation allowance	(173,279)	(63,783)
Total net deferred tax asset	$ -	$ -

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

A reconciliation of income taxes at the U.S. federal statutory rate to the effective tax rate for income taxes is as follows:

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Federal tax benefit at statutory rate	(35.00%)	(35.00%)
Non-deductible professional expenses	0.00%	17.60%
Meals and entertainment	0.34%	0.00%
State tax benefit, net of federal benefits	(6.43%)	(3.23%)
Net changes in valuation allowance	41.09%	20.63%
Effective tax rate	0.00%	0.00%

Note 6 - Related Party Transactions

Beverage Brands, Inc. (“BBI”) which is wholly owned by the CEO, paid third parties for storage and administrative services on behalf of the Company. These amounts were charged to cost of sales. The total amount expensed was $3,000 and $3,841 for the years ended December 31, 2016 and 2015, respectively. In September 2015 and foreword, the storage services were invoiced directly to the Company.

On various dates in 2016, BBI paid certain amounts due to vendors of the Company. For the years ended December 31, 2016 and 2015, the total amount of these amounts paid by BBI on behalf of the Company was $1,656 and $-.

During 2016, the Company collected proceeds for products sold which BBI owns the trademark. The total amount collected during the years ended December 31, 2016 and 2015 was $1,624 and $-. As of December 31, 2016 and 2015 the Company owed $1,624 and $- and these amounts are reflected in accounts payable – related party in the accompanying balance sheets, respectively.

As of December 31, 2016 and 2015, the Company owed $11,481 and $5,201 to this related party and these amounts are included in accounts payable - related party in the accompanying balance sheets.

The Company paid certain expenses attributable to BBI. These amounts were not recorded in the Company’s statement of operations for the year ended December 31, 2016. The total amount paid on behalf of BBI for the year ended December 31, 2016 and 2015 was $6,092 and $-. These amounts are reflected in the accounts receivable, net – related party in the accompanying balance sheets at December 31, 2016 and 2015, respectively.

Effective April 28, 2015 the Company executed a consulting agreement with a consultant who is an affiliate with BBI. The Company compensates $1,000 per month to the consultant and requires a minimum of fifty hours of services per month. The agreement may terminate, at any time, by written notice of the Company. At December 31, 2016 and 2015, the Company advanced this consultant $- and $3,350 for future services which are expected to be performed within one year, respectively. The total fees incurred related to this consultant were $35,602 and $14,700  for the years ended December 31, 2016 and 2015, respectively. The fees are included in consulting fees in the accompanying statements of operations.

The Company has an informal consulting agreement with a consultant who performs services as the Company’s interim Chief Financial Officer (“CFO”). The total amount expensed was $- and $3,150 for the year ended December 31, 2016 and 2015.  The expense is reflected in professional fees in the accompanying statements of operations.  At December 31, 2016 and 2015, the Company owed $- and $500 to this related party and these amounts are included in accounts payable - related party. In January 2016, the interim CFO stopped performing services and the Company engaged a third-party to assist in its financial reporting responsibilities.

During 2016, the Company entered into an informal, interest-free, unsecured advance from its CEO. On various dates in 2016, the CEO advanced a total of $58,700 to the Company. During 2016, the Company repaid $3,647 due under this advance. As of December 31, 2016 and 2015, $55,053 and $- is reflected in advance – related party in the accompany balance sheets, respectively.

See additional transactions with related parties in Note 4 and Note 8.

Note 7 - Concentrations

The Company’s revenues include two major customers, the Commonwealth of Pennsylvania and the Mississippi Department of Revenue, which account for 93% and 100% of revenues for years ended December 31, 2016 and 2015, respectively.  Outstanding accounts receivable from these customers amounted to the following:

	December 31, 2016	December 31, 2015
Accounts receivable	$ 24,071	$ 7,607

The Company imports and distributes alcoholic beverages from one supplier which accounted for 100% of the Company’s purchases for the years ended December 31, 2016 and 2015. All purchases require prepayment terms. Accounts payable to this vendor amounted to $394 and $- as of December 31, 2016 and 2015, respectively.

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

In April 2015, the Company obtained its own federal importing permit.

The Company contracted with BBI, to import alcoholic beverages from Europe to the U.S. under BBI’s federal importing permit. Once imported, the inventory is stored in a bonded warehouse operated by a third party licensed by the federal government.

When the Company sells alcoholic beverages to its customer, the Pennsylvania Liquor Control Board, it uses a third party who has an alcoholic beverage sale permit in the U.S., to enter into purchase orders with the customer. The third party would not transact with the Company until the federal importing permit was obtained. Therefore, BBI acted as a conduit between the Company and the third party. There were no fees or expenses paid to or retained by BBI with regards to this arrangement. The amount collected from the Company’s customer through BBI and not remitted to the Company is reflected in accounts receivable, net – related party in the accompanying balance sheets. As of December 31, 2016 and 2015, $- and $23,850 was collected by BBI through the third party and reflected in accounts receivable, net – related party in the accompanying balance sheets.

When the Company sells alcoholic beverages to certain of its customers, specifically the Mississippi Department of Revenue and the West Virginia Alcohol Beverage Control Administration, the alcoholic beverages are sent to a bailment warehouse, operated by the Mississippi Department of Revenue and the West Virginia Alcohol Beverage Control Administration. The Company maintains ownership of the alcoholic beverages while in the bailment warehouse, without fee, until final withdraw by the Mississippi Department of Revenue or and the West Virginia Alcohol Beverage Control Administration.

When the alcoholic beverage leaves the bonded warehouse, the Company retains a third party as a customer broker to process the paper work with United States Customs and advance the federal tax payment for the alcoholic beverages sold. Payment of the tax is due as the product leaves the bonded warehouse.

Note 9 – Property, Plant and Equipment

The net book value related to this property, plant and equipment was the following:

	December 31, 2016	December 31, 2015

Cost	$ 931	$ 931
Accumulated depreciation	(329)	(141)
Property, plant and equipment, net	$ 602	$ 790

Depreciation of these assets are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Depreciation	$ 188	$ 141

The estimated useful lives of the assets are as follows:

Office equipment and furniture     3-5 years

Note 10 – Trademarks

The net book value related to these trademarks was the following:

	December 31, 2016	December 31, 2015

Cost	$ 1,125	$ 1,125
Accumulated amortization	(1,069)	(956)
Trademarks, net	$ 56	$ 169

Amortization expense related to these trademarks was included in operating expenses and was the following:

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Amortization	$ 113	$ 112

The Company did not incur significant costs to renew or extend the term of the trademarks during the years ended December 31, 2016 and 2015 in excess of the Company’s capitalization policy. The future cash flows of the Company are significantly affected by the Company’s ability to renew the trademarks with the United States Patent and Trademark Office.

The estimated useful lives of the assets are as follows:

Trademarks    10 years

The estimated amortization expense is as follows:

            For the year ending December 31, 2017                                                          $  56

Note 11 – Selling Expenses

Selling expenses consisted of commissions, advertising, promotion expenses. These expenses consisted of the following:

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Promotional	$ 8,563	$ 24,808
Advertising	20,319	21,233
Commissions	560	-
Total	$ 29,442	$ 46,041

Note 12 – Stock-based Compensation

The fair value of the common stock for compensation was the following:

	Year ended	Year ended
	December 31,	December 31,
	2016	2015
Shares issued for compensation	36,000	27,000
Fair value per share	$ 0.30	$ 0.30
Stock –based compensation expense	$ 10,800	$ 8,100

The fair value assigned, on a per share basis, used as fair value for stock-based compensation, consulting fees and rents is based on share purchases by investors for cash.

Note 13 – Inventories

Inventories consist of the following:

	Year ended	Year ended
	December 31,	December 31,
	2016	2015
Finished goods	$ 77,050	$ 64,975
Excise taxes	1,721	1,470
Total	78,771	66,445
Allowance	-	-
Total	$ 78,771	$ 66,445

Capitalized Excise taxes represents taxes paid for the removal of finished goods from the bonded warehouse. These goods were transported to various customers’ bailment warehouses.

As of December 31, 2016 and 2015, there was $33,922 and $- of finished goods in transit included in finished goods. During transit, the risk of loss is borne by the Company.

Note 14- Subsequent Events

Subsequent events have been evaluated through April 18, 2017 which is the date the financial statements were available to be issued. Management did not identify any events requiring recording or disclosure in the financial statements for the year ended December 31, 2016, except those described below:

On various dates in 2017, 35,000 shares of common stock were issued for cash of $10,500 at $0.30 per share. On various dates in 2017, 125,000 shares of common stock were issued for cash of $50,500 at $0.40 per share.

ITEM 9.  CHANGES IN AND DISAGREEENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and a material weakness existed.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2016 and a material weakness existed.

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

None.

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

Name	Age	Position
Mark T. Lucero	66	Founder, Chief Executive Officer, President and Director
John J. Hadgkiss	68	Secretary and Director

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

Family Relationships

There are no family relationships among our directors and executive officers and our shareholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities for the year ending December 31, 2016.

Name and Principal Position	Year / Period Ended Dec. 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark T. Lucero, President, Founder, Chief Executive Officer, Director	2016	0	0	$10,800	0	0	0	0	$10,800(2)
	2015	0	0	$8,100	0	0	0	0	$8,100(1)
John J. Hadgkiss, Secretary and Director	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

(1)

From April 2015 through December 2015, we issued 27,000 shares to Mark T. Lucero for compensation.

(2)

For the year ending December 31, 2016, we issued 36,000 shares to Mark T. Lucero for compensation.

Employment Agreements with Management

On March 7, 2015, we entered into an agreement with Mark T. Lucero, our Founder, Chief Executive Officer, President and Director to provide services to us.  The agreement expires on April 1, 2020, unless Mr. Lucero’s terminated for cause or disability. We must pay 36,000 shares of common stock to Mr. Lucero annually for his services.

Our board of directors determines the compensation paid to our executive officers, based upon the years of service to us, whether services are provided on a full-time basis and the experience and level of skill required.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of December 31, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise.  Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the date of December 31, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the Closing Date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 554 33rdStreet, Pittsburgh, Pennsylvania 15201.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Executive Officers and Directors
March T. Lucero, Founder, Chief Executive Officer, President, Director(2)	10,163,000	82%
John J. Hadgkiss, Secretary and Director(3)	600,000	5%
Directors and Executive Officers, as a group; two persons(2)
TOTAL	10,763,000	87%
Other 5% Holders:
None.

(1) Based on 12,342,333 shares of common stock  outstanding as of the date of December 31, 2016.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Represents 10,010,000 shares which we issued to Mark T. Lucero, our Founder, Chief Executive Officer, President and Director for the Blue Diamond, Diamond Girl, Crystal and Blue Crystal trade names on April 21, 2014, and 90,000 shares purchased on April 21, 2014 at the price of $0.30 per share or an aggregate of $27,000. From April 2015 through December 2015, we issued 27,000 shares to Mark T. Lucero for compensation. For the year ending December 31, 2016, we issued 36,000 shares to Mark T. Lucero for compensation.

(3) Represents 500,000 shares sold to John J. Hadgkiss, our Secretary and Director on August 27, 2014, at the per share price of $0.18 or an aggregate price of $90,000. On July 7, 2015, we sold an additional 100,000 shares to John J. Hadgkiss at a price of $0.18 per share or an aggregate of $18,000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In addition, BBI paid third parties for storage and administrative services on behalf of the Company. These amounts were charged to cost of sales. The total amount expensed was $3,000 and $3,841 for the years ended December 31, 2016 and 2015, respectively. In September 2015, the storage services were invoiced directly to the Company.

On various dates in 2016, BBI paid certain amounts due to vendors of the Company. For the years ended December 31, 2016 and 2015, the total amount of these amounts paid by BBI on behalf of the Company was $1,656 and $-.

During 2016, the Company collected proceeds for products sold which BBI owns the trademark. The total amount collected during the years ended December 31, 2016 and 2015 was $1,624 and $-. As of December 31, 2016 and 2015 the Company owed $1,624 and $- and these amounts are reflected in accounts payable – related party in the accompanying balance sheets, respectively.

As of December 31, 2016 and 2015, the Company owed $11,481 and $5,201 to this related party and these amounts are included in accounts payable - related party in the accompanying balance sheets.

The Company paid certain expenses attributable to BBI. These amounts were not recorded in the Company’s statement of operations for the year ended December 31, 2016. The total amount paid on behalf of BBI for the year ended December 31, 2016 and 2015 was $6,092 and $-. These amounts are reflected in the accounts receivable, net – related party in the accompanying balance sheets at December 31, 2016 and 2015, respectively.

On March 7, 2015, we entered into an agreement with Mark T. Lucero, our Founder, Chief Executive Officer, President and Director to provide services to us.  The agreement expires on April 1, 2020, unless Mr. Lucero is terminated for cause or disability. We must pay 36,000 shares of common stock to Mr. Lucero annually for his services.

From April 2015 through June 2015, we issued 9,000 shares to Mark T. Lucero for compensation. We valued these shares at $0.30 per share or an aggregate of $2,700. From July through September 2015, we issued 9,000 shares of common stock to Mark T. Lucero as compensation. These shares were valued at $0.30 per share or an aggregate of $2,700. From October through December 2015, we issued 9,000 shares of common stock to Mark T. Lucero as compensation. These shares were valued at $0.30 per share or an aggregate of $2,700.  For the year ending December 31, 2016, we issued 36,000 shares valued at $0.30 per share or an aggregate of $10,800.

Effective April 28, 2015 the Company executed a consulting agreement with a consultant who is an affiliate with BBI. The Company compensates $1,000 per month to the consultant and requires a minimum of fifty hours of services per month. The agreement may terminate, at any time, by written notice of the Company. At December 31, 2016 and 2015, the Company advanced this consultant $- and $3,350 for future services which are expected to be performed within one year, respectively. The total fees incurred related to this consultant were $35,602 and $14,700  for the years ended December 31, 2016 and 2015, respectively. The fees are included in consulting fees in the accompanying statements of operations.

During 2016, the Company entered into an informal, interest-free, unsecured advance from its CEO. On various dates in 2016, the CEO advanced a total of $58,700 to the Company. During 2016, the Company repaid $3,647 due under this advance. As of December 31, 2016 and 2015, $55,053 and $- is reflected in advance – related party in the accompany balance sheets, respectively.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: The aggregate amount billed by our principal accountant, Urish Popeck & Co., LLC (“UPCO”), for audit services performed for the fiscal years ended December 31, 2016 and 2015 was approximately $58,947  and $39,307, respectively. Audit services include the auditing of the financial statements and quarterly reviews.

Audit Related Fees: The aggregate amount billed by UPCO for the fiscal years ended December 31, 2016 and 2015 was approximately $1,450 and $9,575. These costs included amounts billed for review of the Form S-1, assistant with Staff comment letters, and consultation on various accounting matters in support of our financial statements.

Tax Fees: There were no fees billed by our principal accountant for tax related services for the fiscal years ended December 31, 2016 and 2015.

All other Fees: Other than those fees described above, during the fiscal years ended December 31, 2016 and 2015, there were no other fees billed for services performed by our principal accountant.

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

ITEM 15.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Articles of Incorporation	S-1	7/1/15	3.1
3.2	By Laws	S-1	2/9/16	3.2
3.3	Certificate of Amendment to Certificate of Incorporation	S-1	2/9/16	3.3
3.4	By Laws	S-1	2/9/16	3.4
10.1	Employment Agreement Mark T. Lucero	S-1	2/9/16	10.1
10.2	Trademark Assignment Agreement		4/21/14	10.2
10.3	Trademark Assignment Agreement		4/20/15	10.3
10.4	Lease Agreement with Jason Valenti		7/1/15	10.4
10.5	Lease Agreement with RCH Pittsburgh LLC		7/1/15	10.5
10.6	Consulting Agreement with Subromoniam Jayakumar		7/1/15	10.6
10.7	Consulting Agreement with Ching Kui Weng		7/1/15	10.7
10.8	Agreement with George Dayieb		7/1/15	10.8
10.9	Agreement with William Scott Baker		7/1/15	10.9
10.10	Agreement with Anthony Kim		7/1/15	10.10
10.11	Consulting Agreement with Todd Diperna		7/1/15	10.11
10.12	Purchase Order with the State of Pennsylvania Liquor Control Board		8/3/15	10.12
10.13	Purchase Order with our European distiller		8/3/15
10.14	Rate Schedule-Overflo Warehouse		8/3/15	10.14
10.15	Distribution Agreement – Mississippi	10-Q	Period Ended 6/3/15 -Filed with the SEC 8/21/15	10.15
10.18	Agreement with Pasquale D’Onofrio	10-K	Period Ended 12/31/15 – Filed with the SEC on 4/14/16	10.18
31.1	Certificate Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended			31.1	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350			32.1	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VODKA BRANDS CORP

Date: April 18, 2017	By:	/s/ Mark T. Lucero
Mark T. Lucero Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 18, 2017	By:	/s/ Mark T. Lucero
Mark T. Lucero Chief Executive Officer