Form 10-Q
period 2017-03-31
Vodka Brands Corp
filed 2017-05-22
CIK 1620053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended: March 31, 2017

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

As of March 31,  2017, we had 12,508,833 shares of common stock, $0.00 par value, issued and outstanding.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheets as of March 31, 2017 and December 31, 2016……………………………………………………...……………………………………..F-2

Unaudited Condensed Statements of Operations for the three months ended March 31, 2017 and 2016………………………………………………......................................................................F-3

Unaudited Condensed Statement of Changes in Stockholders' Equity for the three months ended March 31, 2017………………………………………………………………………......F-4

Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2017 and 2016……………………………………………………………………………………………..F-5

Unaudited Notes to Condensed Financial Statement…………………………………...............F-6

VODKA BRANDS CORP
CONDENSED BALANCE SHEETS
(unaudited)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets

Current assets:
Cash	$ 12,879	$ 10,574
Accounts receivable, net	33,390	24,566
Accounts receivable, net - related party	7,582	6,092
Prepaid rent and consulting fees	146	208
Inventory	73,565	78,771
Total current assets	127,562	120,211
Property, plant and equipment
Office equipment	931	931
Less: accumulated depreciation	(376)	(329)
Total property, plant and equipment, net	555	602
Other assets, net
Trademarks	1,125	1,125
Accumulated amortization	(1,097)	(1,069)
Total other assets, net	28	56
Total assets	$ 128,145	$ 120,869

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 28,877	$ 43,539
Accounts payable - related party	10,473	11,481
Loan payable - related party	58,703	55,053
Accrued expenses	2,710	9,718
Total current liabilities	100,763	119,791
Commitments and contingencies

Stockholders' equity
Common stock, no par value, 100,000,000 shares authorized;
12,508,833 issued and 12,498,833 shares outstanding as of March 31, 2017 and 12,352,333 issued and 12,342,333 shares outstanding as of December 31, 2016, respectively	649,155	590,955
Subscription receivable	(11,000)	(11,000)
Treasury stock, at cost 10,000 shares at March 31, 2017 and December 31, 2016	(3,000)	(3,000)
Accumulated deficit	(607,773)	(575,877)
Total stockholders' equity	27,382	1,078

Total liabilities and stockholders' equity	$ 128,145	$ 120,869
See accompanying notes to condensed financial statements.

VODKA BRANDS CORP
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2017	2016
Sales	$ 11,052	$ 10,481
Cost of sales	6,961	8,399
Gross profit	4,091	2,082
Operating expenses
Selling expenses	15,038	3,652
General and administrative expenses	20,949	67,765
Total operating expenses	35,987	71,417
Loss from operations before provision for income taxes	$ (31,896)	$ (69,335)
Provision for income taxes	-	-
Net loss	(31,896)	(69,335)
Basic and diluted loss per common shares	$ (0.00)	$ (0.01)
Basic and diluted weighted average common shares outstanding	12,392,653	11,817,099

See accompanying notes to condensed financial statements.

VODKA BRANDS CORP
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

	Common stock		Treasury stock				Total
	(no Par Value)		(no Par Value)		Subscription	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	receivable	deficit	equity

Balance at December 31, 2016	12,342,333	$ 590,955	10,000	$ (3,000)	$ (11,000)	$ (575,877)	$ 1,078

Issuance of 147,500 shares of
common stock for cash	147,500	55,500	-	-	-	-	55,500

Issuance of 9,000 shares of
common stock for compensation	9,000	2,700	-	-	-	-	2,700

Net Loss	-	-	-	-	-	(31,896)	(31,896)

Balance at March 31, 2017 (unaudited)	12,498,833	$ 649,155	10,000	$ (3,000)	$ (11,000)	$ (607,773)	$ 27,382

See accompanying notes to condensed financial statements.

VODKA BRANDS CORP
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$ (31,896)	$ (69,335)

Adjustments to reconcile net loss to
net cash used in operating activities:
Prepaid rent and consulting expense paid with common stock	-	5,175
Stock-based compensation	2,700	2,700
Depreciation and amortization expense	75	75
Inventory used in promotion activities	1,616	-
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(8,824)	(1,933)
(Decrease) increase in accounts receivable, net - related party	(1,490)	23,850
Increase in prepaid expenses	62	-
Decrease in inventory	3,590	3,209
Increase in short-term advance	-	(1,350)
(Decrease) increase in accounts payable	(14,662)	15,554
(Decrease) increase in accounts payable - related party	(1,008)	1,674
(Decrease) increase in accrued expenses	(7,008)	320
Net cash used in operating activities	(56,845)	(20,061)

Cash flows from financing activities:
Increase in loan payable - related party	3,650	1,100
Proceeds from issuance of common stock	55,500	8,100
Net cash provided by financing activities	59,150	9,200

Net increase (decrease) in cash	2,305	(10,861)

Cash, at beginning of period	10,574	35,445
Cash, at end of period	$ 12,879	$ 24,584

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Common stock issued for consulting and rent	$ -	$ 3,000
Common stock issued for compensation	2,700	2,700
See accompanying notes to condensed financial statements.

VODKA BRANDS CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Interim Condensed Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three-months ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any period thereafter. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.

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

Note 3 - Going Concern

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. For the three months ended March 31, 2017, the Company had a net loss of $31,896. As of March 31, 2017, the Company has an accumulated deficit of $607,773.  Due to the start-up nature of the Company, the Company expects to incur additional operating losses in the immediate future.  Given the operating loss and expected future operating losses, the Company’s ability to realize its assets and discharge its liabilities depends on its ability to generate cash from capital financing and generate future profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

The Company recognizes revenue when the customer takes ownership of the applicable goods and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of a sale exists and the sales price is fixed or determinable. For the Company, title passes when delivery has occurred. Provisions for discounts and rebates to customers are provided for in the same period the related sales are recorded. We account for rebates as a reduction of revenue and accrue for the estimated amounts to be paid. We recognized a reduction to revenue of $369 and $415 during the three months ended March 31, 2017 and 2016. At March 31, 2017 and December 31, 2016, $350 were accrued for customer programs.

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

Accounts Receivable

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on management’s experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The allowance for doubtful accounts was $0 as of March 31, 2017 and December 31, 2016. The Company does not have any off-balance-sheet credit exposure related to its customers. Collections on accounts receivable previously written-off are included in income as received.

Inventory

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management regularly evaluates the composition of the Company’s inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. The allowance for slow-moving and obsolete inventories was $0 as of March 31, 2017 and December 31, 2016.

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

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) ASC 360, Long-Lived Assets, such as property, plant and equipment and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company determined that there was no impairment at March 31, 2017 and December 31, 2016.

Advertising and Promotional Costs

The Company expenses advertising and promotional costs as incurred or the first time the advertising or promotion takes place, whichever is earlier, in accordance with the FASB ASC 720, Other Expenses.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, Research and Development. Research and development costs for the three months ended March 31, 2017 and 2016 was $0.

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

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-270, Income Taxes-Interim Reporting. The Company has determined an estimated annual effective tax rate which will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260, Earnings per share. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented.

Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock options are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the three months ended March 31, 2017 and 2016.

Comprehensive Income

Net loss is the Company’s only component of comprehensive income or loss for the three months ended March 31, 2017 and 2016.

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

The fair value of the common stock for compensation was the following:

	Three months ended
	March 31,
	2017	2016
Shares issued for compensation	9,000	9,000
Fair value per share	$ 0.30	$ 0.30
Stock–based compensation expense	$ 2,700	$ 2,700

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

Recent Accounting Pronouncements

During March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The objective of this update is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The effective date of the update is for fiscal years beginning after December 15, 2016 and interim periods within that reporting period Early adoption was permitted. We adopted this standard effective January 1, 2017. The adoption did not have a material impact on the presentation of our financial statements, financial position, results of operations, cash flows or related disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory, Simplifying the Measurement of Inventory. The amended guidance requires that inventory be measured at the lower of cost and net realizable value. The amended guidance is limited to inventory measured using the first-in, first-out (“FIFO”) or average cost methods and excludes inventory measured using last-in, first-out (“LIFO”) or retail inventory methods. ASU 2015-11 is effective for fiscal years, and interim periods, beginning after December 15, 2016, or January 1, 2017 for the Company. Early adoption is permitted. The adoption of ASU 2015-11 did not have a material impact on the Company’s financial position or results of operations

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40). This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments contained in this ASU apply to all companies and not-for-profit organizations. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company adopted this guidance on December 31, 2016 and management assessed the entity’s ability to continue as a going concern. After considering the Company’s historical negative cash flow from operating activities, recurring losses and accumulated deficit management concluded that there is substantial doubt about the entities ability to continue as a going concern. Certain disclosures were added to comply with the disclosure requirements of the ASU.

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB finalized a one-year delay in the effective date of this standard, which will now be effective for the Company on January 1, 2018, however early adoption is permitted any time after the original effective date, which for us is January 1, 2017. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures, but do not expect it to have a material impact on our financial position, results of operations, or cash flows.

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

From January 2017 through March 31, 2017, 35,000 shares of the Company’s common stock were issued for cash of $10,500 at $0.30 per share.

From January 2017 through March 31, 2017, 112,500 shares of the Company’s common stock were issued for cash of $45,000 at $0.40 per share.

From January 2017 through March 31, 2017, 9,000 shares of the Company’s common stock were issued as stock-based compensation.  These shares were valued at $2,700 of compensation at $0.30 per share in connection with the employment agreement with the Company’s CEO.

Note 6 - Income Tax

The Company has operating losses that may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards, which expire beginning in the year 2034, are offset by a valuation allowance due to the uncertainty of profitable operations in the future.   The U.S. federal statutory tax rate is 35.00%. The Company’s effective tax rate for the three months ended March 31, 2017 and 2016 was 0%.

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

Note 7 - Related Party Transactions

BBI paid third parties for storage and administrative services on behalf of the Company. These amounts were charged to cost of sales. The total amount paid was $1,225 and $750 for the three months ended March 31, 2017 and 2016.

The Company owes $10,473 and $11,481 to this related party and these amounts are included in accounts payable - related party at March 31, 2017 and December 31, 2016, respectively.

Effective April 28, 2015 the Company executed a consulting agreement with a consultant who is an affiliate with BBI. The Company compensates $1,000 per month to the consultant and requires a minimum of fifty hours of services per month. The agreement may terminate, at any time, by written notice of the Company. The total fees incurred related to this consultant were $4,000 and $3,000 for the three months ended March 31, 2017 and 2016. The fees are included in consulting fees.

During 2016, the Company entered into an informal, interest free, unsecured advance from its CEO.  As of March 31, 2017 and December 31, 2016 $58,703 and $55,053 is reflected in advance – related party in the accompanying balance sheets, respectively.

See additional transactions with related parties in Note 5 and Note 9.

Note 8 - Concentrations

The Company’s revenues include two major customers, the Commonwealth of Pennsylvania and the Mississippi Department of Revenue, which account for 100% of revenues for the three months ended March 31, 2017 and 2016. Outstanding accounts receivable from these customers amounted to the following:

	March 31, 2017	December 31, 2016
(unaudited)

Accounts receivable	$ 33,390	$ 24,071

The Company imports and distributes alcoholic beverages from one supplier which accounted for 100% of the Company’s purchases for the three months ended March 31, 2017 and 2016.  All purchases require prepayment terms.  Accounts payable to this vendor amounted to $394 as of March 31, 2017 and December 31, 2016.

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

Note 10 – Property, plant and equipment

The net book value related to this property, plant and equipment was the following:

	March 31, 2017	December 31, 2016
(unaudited)
Cost	$ 931	$ 931
Accumulated depreciation	(376)	(329)
Property, plant and equipment, net	$ 555	$ 602

Depreciation of these assets for the three months ended March 31, 2017 and 2016 was $47.

The estimated useful lives of the assets are as follows:

Office equipment and furniture     3-5 years

Note 11 – Trademarks

The net book value related to these trademarks was the following:

	March 31, 2017	December 31, 2016
(unaudited)
Cost	$ 1,125	$ 1,125
Accumulated amortization	(1,097)	(1,069)
Trademarks, net	$ 28	$ 56

Amortization expense related to these trademarks for the three months ended March 31, 2017 and 2016 was $28.

The Company did not incur costs to renew or extend the term of the trademarks during the three months ended March 31, 2017 and 2016. The future cash flows of the Company are significantly affected by the Company’s ability to renew the trademarks with the United States Patent and Trademark Office.

The estimated useful lives of the assets are as follows:

Trademarks    10 years

The estimated amortization expense is as follows:

      For the year ending December 31, 2017                                                          $ 57

Note 12 – Operating expenses

Selling expenses consisted of the following:

	Three months ended
	March 31,
	2017	2016
Promotional	5,400	-
Advertising	9,638	3,652
Total	$ 15,038	$ 3,652

General and administrative expenses consisted of the following:

	Three months ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Depreciation and amortization	$ 75	$ 75
Stock-based compensation	2,700	2,700
Professional fees	-	37,674
Consulting fees	10,809	20,225
Office rent	950	2,250
Other general and administrative	6,415	4,841
Total	$ 20,949	$ 67,765

Note 13 – Inventories

Inventories consist of the following:

	March 31, 2017	December 31, 2016
	(unaudited)

Finished goods	$ 70,653	$ 77,050
Excise taxes	2,912	1,721
Total	73,565	78,771
Allowance	-	-
Total	$ 73,565	$ 78,771

Capitalized excise taxes represents taxes paid for the removal of finished goods from the bonded warehouse and transported to the West Virginia Alcohol Beverage Control Administration and the Mississippi Department of Revenue’s bailment warehouses. These costs are recognized as cost of sales once the inventory is sold to the ultimate customer by the West Virginia Alcohol Beverage Control Administration and the Mississippi Department of Revenue.

Note 14 - Subsequent Events

Subsequent events have been evaluated through May 22, 2017 which is the date the financial statements were available to be issued. Management did not identify any events requiring recording or disclosure in the financial statements for the three-month period January 1, 2017 through March 31, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Vodka Brands Corp (“Vodka Brands”, the “Company”, “we”, and “our”) for three months ended March 31, 2017 and 2016. The following information should be read in conjunction with the financial statements for the years ended December 31, 2016 and 2015 and notes thereto appearing elsewhere in this Annual Report on Form 10-K (this “Report”). Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our Business

We began operations on April 17, 2014 (Inception) and operate within the alcoholic spirit industry. We oversee the manufacturing of our trademarked Blue Diamond and Diamond Girl Vodkas.  We introduced our Diamond Girl Vodka in the fourth quarter of 2016 as our second vodka product.  We sell our products in the United States with hopes of expanding internationally.  We have a federal permit to import alcoholic beverages. Currently, our customers include the Pennsylvania Liquor Control Board the Alcoholic Beverage Control of Mississippi and a distributor in Tennessee. We are also licensed in West Virginia.  We had our first purchase order for the State of Tennessee in mid-2016.. We plan to continue to develop our trademarked products as well as our other trademarked brands.

Our cash on hand as of March 31, 2017, was $12,879.

RESULTS OF OPERATIONS

Sales

We generated sales of $11,052 for the three months ended March 31, 2017 and $10,481 in same prior year period.  The increase was primarily due to higher order volumes.  During the quarter we shipped 924 bottles compared to 828 in the prior year quarter.

The most significant variable in product cost in the future is expected to be currency exchange rates between the Euro and the US Dollar. Our European suppliers invoice in Euros. We do not believe that inflation had any material impact on us during the quarters ended March 31, 2017 and 2016, respectively.

We recognize revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) shipment has occurred; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

With the introduction of Blue Diamond Vodka as a shelf item in the State of Pennsylvania, and with the addition of our Diamond Girl in late 2016, our sales are comprised largely to the Pennsylvania Liquor Control Board and can be found in roughly forty-five of their stores. If we were to lose this customer, our operations would be materially impacted. However, we have the possibility to increase the number of stores in Pennsylvania, and much greater potential nationally, and internationally.  To this end, we continued to generate sales to the Mississippi Department of Revenue during the quarter ended March 31, 2017. Our product is sold in approximately forty stores in Mississippi.

In January 2016, we began issuing customer incentives on our Diamond Vodka through the use of mail-in rebate coupons.  Revenues for the quarter ended March 31, 2017 were reduced by estimated rebate costs of $369.

Cost of Goods Sold

Our cost of sales was $6,961 in the three months ended March 31, 2017 compared to $8,399 in the same prior year period.

Gross profit

We expect to be able to maintain a gross profit margin over 25% on our product.  For the quarter ended March 31, 2017 and 2016 our gross profit margin was 37%, and 20%, respectively. We expect that our 2017 profit margin will remain in line with our aforementioned expectations, however we have flexibility to adjust prices if necessary to gain market share. We implemented a $5.00 mail-in rebate in 2016 to increase sales.

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

Net loss

We incurred a net loss of $31,896 for the quarter ended March 31, 2017 compared to a net loss of $69,335 in the first quarter of 2016.

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

Related Parties

During the period April 17, 2014 (Inception) through March 31, 2014, we purchased all of our inventory from Beverage Brands, Inc (“BBI”), a wholly owned company of our CEO. The purchase price was recorded at the price BBI paid for the product from a third party manufacturer. Additionally, BBI acted as a conduit with a third party to facilitate sales to the Pennsylvania Liquor Control Board as we did not have our federal import license. We obtained our federal import license in April of 2015. There were no fees or expenses paid to or retained by BBI with regards to this arrangement.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2017, our total assets were $128,145 and our liabilities were $100,763 and as of December  31, 2016, our total assets were $120,869 and our liabilities were $119,791.

Our stockholders’ equity totaled $27,382 at March 31, 2017 compared to total stockholders’ equity of $1,078 at December 31, 2016.

As of March 31, 2017, and December 31, 2016, we had 12,498,833 and 12,342,333 common shares outstanding, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the quarter ended March 31, 2017, net cash used in operating activities was $56,845 compared to $20,061 in the same prior year period.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of shares of our common stock.  For the three months ended March 31, 2017, net cash provided by financing activity was $59,150 and for the three months ended March 31, 2016, net cash provided by financing activities was $9,200.  Proceeds received from issuance of our common stock to investors was $55,500 in 2017 compared to $8,100 received in 2016.  In addition to the common stock proceeds received in 2017, we also received $3,650 in proceeds from related party loans in 2017 and $1,100 in 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending March 31, 2017, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three (3) month period ending March 31, 2017 and through the filing of this Form 10-Q report, we offered and sold securities below. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities. We believed these exemptions from registration were available because:

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

May 22, 2017